Form 10-Q
period 1989-06-30
FILMAGIC ENTERTAINMENT CORPORATION
filed 1998-04-28
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549



                                 FORM 10-Q
                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended: June 30, 1989      Commission file number: 0-17462


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

                    FILMAGIC ENTERTAINMENT CORPORATION
                           FOR THE QUARTER ENDED
                              June 30, 1989


                                   INDEX

PART I. - FINANCIAL INFORMATION                         Page No.

     Item 1.        Financial Statements

     Balance Sheet as of June 30, 1989 and                       3
     December 31, 1988

     Statement of Operations for the three months                4
     Ended June 30, 1989 and 1988

     Statement of Cash Flows for the three months                5
     Ended June 30, 1989 and 1988

     Notes to Financial Statements                               6


PART II. - OTHER INFORMATION

     Item 1.        Legal Proceedings                            7

     Item 2.        Changes in Securities                        7

     Item 3.        Defaults by the Company upon its             7
                    Senior Securities

     Item 4.        Submission of Matter to a Vote of            7
                    Security Holders

     Item 5.        Other Information                            7

     Item 6.        Exhibits and Reports of Form 8-K             7

     SIGNATURES                                                  8

                      PART I. - FINANCIAL INFORMATION


Item 1.  Financial Statements

                    FILMAGIC ENTERTAINMENT CORPORATION
                        CONSOLIDATED BALANCE SHEET
                   June 30, 1989 AND DECEMBER 31, 1988

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
                                                =============  =============

                    FILMAGIC ENTERTAINMENT CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS
             SIX MONTHS PERIOD ENDED JUNE 30, 1989 AND 1988
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


                          Prepared without audit

                    FILMAGIC ENTERTAINMENT CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE SIX MONTHS PERIOD ENDED MARCH 31, 1989 AND 1988
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
                                                ==========      ==========

                          Prepared without audit

                    FILMAGIC ENTERTAINMENT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1989
                    STATEMENT OF INFORMATION FURNISHED




1.   Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1989, the results of operations for the six months ended June 30, 1989 and 1988 and the cash flows for the six months ended June 30, 1989 and 1988. These results have been determined on the basis of generally accepted accounting principals and practices and applied consistently with those used in the preparation of the Company's 1989 Annual Report on Form 10-K.


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