Form 10-Q
period 1989-09-30
FILMAGIC ENTERTAINMENT CORPORATION
filed 1998-04-28
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549



                                 FORM 10-Q
                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended: September 30, 1989      Commission file number: 0-17462


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


 As of 9-30-89, there were 73,230,060 shares of common stock outstanding.

                    FILMAGIC ENTERTAINMENT CORPORATION
                           FOR THE QUARTER ENDED
                              SEPTEMBER 30, 1989


                                   INDEX

PART I. - FINANCIAL INFORMATION                         Page No.

     Item 1.        Financial Statements

     Balance Sheet as of September 30, 1989 and                  3
     December 31, 1988

     Statement of Operations for the nine months                 4
     Ended September 30, 1989 and 1988

     Statement of Cash Flows for the nine months                 5
     Ended September 30, 1989 and 1988

     Notes to Financial Statements                               6


PART II. - OTHER INFORMATION

     Item 1.        Legal Proceedings                            7

     Item 2.        Changes in Securities                        7

     Item 3.        Defaults by the Company upon its             7
                    Senior Securities

     Item 4.        Submission of Matter to a Vote of            7
                    Security Holders

     Item 5.        Other Information                            7

     Item 6.        Exhibits and Reports of Form 8-K             7

     SIGNATURES                                                  8

                      PART I. - FINANCIAL INFORMATION


Item 1.  Financial Statements

                    FILMAGIC ENTERTAINMENT CORPORATION
                        CONSOLIDATED BALANCE SHEET
                  SEPTEMBER 30, 1989 AND DECEMBER 31, 1988

                                  ASSETS

                                                    1988           1989
                                                 Unaudited
Current Assets                                    $165,182.00     $16,540.00

Property and Equipment - Net                        $2,834.00      $2,834.00

Other Assets                                      $989,757.00    $797,857.00
                                                -------------  -------------
Total Assets                                    $1,157,773.00    $817,231.00
                                                =============  =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities                               $95,798.00     $95,798.00

 Long Term Liabilities                            $110,000.00     $10,000.00

 Stockholders' Equity                             $951,975.00    $711,433.00
                                                -------------  -------------
 Total Liabilities and Stockholders' Equity     $1,157,773.00    $817,231.00
                                                =============  =============

                    FILMAGIC ENTERTAINMENT CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS
             NINE MONTHS PERIOD ENDED SEPTEMBER 30, 1989 AND 1988
                                 UNAUDITED

                                                        1989           1988
Sales, Net of Return and Discounts                     $0.00          $0.00

Cost of Goods Sold                                     $0.00          $0.00
                                                   ---------     ----------
Gross Profit                                           $0.00          $0.00

Operatig Expenses
  Selling, General and Admnistrative             $440,532.00     $216,494.00
                                                   ---------     -----------
Operating (Loss)                                $(440,532.00)   ($216,494.00)

Operating Income (Expense)
   Interest Expense                                    $0.00           $0.00
   Interest Income                                     $0.00      $10,875.00
   Debt Reduction                                $100,000.00           $0.00
                                                   ---------     -----------
(Loss) Before Income Taxes                      $(340,532.00)   ($205,619.00)
                                                   ---------     -----------
Income Taxes                                           $0.00           $0.00
                                                   ---------     -----------
Net (Loss)                                      $(340,532.00)   ($205,619.00)
                                                   =========     ===========
Net (Loss) Per Share of Common Stock                ($0.0047)       ($0.0028)
                                                   =========     ===========
Weighted Average Number of Shares Outstanding     73,230,060      73,230,060


                          Prepared without audit

                    FILMAGIC ENTERTAINMENT CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE NINE MONTHS PERIOD ENDED SEPTEMBET 30, 1989 AND 1988
                                 UNAUDITED


                                                      1989            1988
Cash Flows from Operating Activities
 Net Loss                                     ($340,532.00)   ($205,619.00)
  Adjustment to Reconcile Net Loss to Net
    Cash Provided by:
    Operating Activities                             $0.00           $0.00
    Depreciation                                     $0.00       $5,317.00
    Changes in Assets and Liabilities          $290,025.00      $33,214.00
    (Increase) Decrease in Assets              $150,507.00     $167,888.00
    Increase (Decrease) in Liabilities        ($100,000.00)          $0.00
                                               -----------     -----------
    Total Adjustments                          $240,532.00     $205,619.00
                                               -----------     -----------
    Net Cash Used by Operating Activities            $0.00           $0.00

Cash Flows from Investing Activities
    Property and Equipment Purchases                 $0.00           $0.00
                                               -----------     -----------
    Net Cash Used in Investing Activities            $0.00           $0.00

Cash Flows from Financing Activities
    Issuance of Common Stock                         $0.00           $0.00
    Loan Proceeds                                    $0.00           $0.00
    Stockholder Loans                                $0.00           $0.00
    Sale of Treasury Stock                           $0.00           $0.00
    Payments on Loan Proceeds                        $0.00           $0.00
                                                ----------      ----------
   Net Cash Provided by Financing Activities         $0.00           $0.00

Increase (Decrease) in Cahs and Cash Equivalents     $0.00           $0.00

Balance, Beginning of Year                        $3800.00        $3800.00
                                                ----------      ----------
Balance, End of Year                              $3800.00        $3800.00
                                                ==========      ==========

                          Prepared without audit

                    FILMAGIC ENTERTAINMENT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1989
                    STATEMENT OF INFORMATION FURNISHED




1.   Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1989, the results of operations for the nine months ended September 30, 1989 and 1988 and the cash flows for the nine months ended September 30, 1989
and  1988.   These results have been determined on the basis  of  generally accepted accounting principals and practices and applied consistently with those used in the preparation of the Company's 1989 Annual Report on Form 10-K.


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