Form 10-K
period 1989-12-31
FILMAGIC ENTERTAINMENT CORPORATION
filed 1998-04-28
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)OF  THE
SECURITIES EXCHANGE  ACT OF 1934

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended:  December 31,1989

                      Commission File Number: 0-17462

                    FILMAGIC ENTERTAINMENT CORPORATION
       IMMEDIATE PREDECESSOR NAME: "ROEDEINGER MEDICAL SYSTEMS,INC."
                   PREDECESSOR NAME: "COTTON TREE, INC."

          (Exact name of registrant as specified in its charter)

UTAH                                                   87-0404991
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                         Identification No.)

2745 Colorado Ave Suite 310 Santa Monica, CA           90404
(Address of principal executive offices)               (Zip Code)

     Registrant's telephone number including area code: (213) 828-3388

        Securities registered pursuant to Section 12(b) of the Act:
                                   None
        Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $0.0001 par value
                             (Title of Class)

     Indicate  by  check  mark whether the registrant  (a)  has  filed  all reports required to be filed by Section 13 pr 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [     ]

     The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on December 31, 1989, was approximately $5,492,255.00. The number of shares of Common Stock, $0.0001 par value, outstanding on December 31, 1989, was 73,230,060 shares, held by 157 shareholders.

Item 1.                            BUSINESS

           Filmagic was incorporated in the State of Utah on December 7, 1983 as Cotton Tree, Inc. In August of 1985 it acquired, in stock-for-stock acquisition, MEDX, Inc. and changed its name to Roedeinger Medical Systems, Inc. In May of 1988 Roedeinger Medical System sold its line of medical products to a third party company, and in September of 1988 it acquired, on a stock-for-stock basis, Filmagic, Inc. and changed its name to Filmagic Entertainment Corporation.

        It will be the business of the Company to do the following:

    Filmagic owns a library of television programming consisting of 943 one half hour
    Programs in a variety of formats.  This "library" is being used as follows:

     1. Distribute this programming to existing television stations in the United States and Canada through direct solicitation.
     2. License this programming for use by Low Power Television stations, Cable and or Pay-For-Viewing television services through direct solicitation.
     3. Acquire additional programming, both serial and theatrical, for distribution as provided for in paragraphs 1 & 2 above.

          In addition, Filmagic has entered into an agreement to act as the distributor of a three(3) motion picture package. In its capacity as "distributor" it owns all of the "rights", worldwide, to the movies in perpetuity. Most of its distribution efforts are done through "subdistributors" on a commission basis. The Company has already began marketing certain "rights" to the motion pictures.

             It  is  the  company's  intention to  continue  this  type  of
       distribution  business,  and  already  has  several  other   similar
       transactions in various stages of completion.


Item 2.                       Financial Information

      The activities of the Company in 1985, 1986, and 1987 (Roedeinger Medical Systems, Inc.) were devoted primarily to the refinement of the VIDA Heart Monitor and the development of a viable marketing program. There were no products sold as such and Company could be deemed to be a development Stage Company.

      In May of 1988, the Company sold the United States marketing and manufacturing "rights", as well as, in September, the related inventory of parts and demonstration units. The Company still holds title to the patent rights to the VIDA.

      The acquisition of Filmagic Incorporated in August of 1988 places the Company in the entertainment business. The continuation of the Company as a viable entity is dependent on the successful marketing of the acquired library of television programming, and it has entered into a tentative licensing agreement with a distributor in Australia, and has several other situations pending. The Company has also signed an agreement for the distribution of three(3) full-length motion pictures.

Item 3.                            Properties

      The Company owns, in fee, 943 one half-hour television programs. These programs are in the form of "Tape Masters" used for duplication. All of the programs are registered with the Library of Congress.

      The principal industry using the Company's properties are the Television, Low Power Television, Pay-for-View television, and Cable television industry in the United States and Canada. A more limited market exists in certain foreign television markets.

Item  4.              Security Ownership of Certain Beneficial  Owners  and
Management

      The following "Table" represents the Ownership of Certain Beneficial Owners and Management as of December 31, 1989

--------------------------------------------------------------------------

(1)Title of Class (2) Name and Address (3)Amount and Nature  (4)Percent  of
                  of beneficial owner  of beneficial ownership    Class**

--------------------------------------------------------------------------
Common Stock
Par value $.0001  Drones Financial Ltd.        7,500,000             10.24%
                  Union Bank Plaza Suite 2600
                  445 South Figueroa Street
                  Los Angeles, CA 90071-1630

                  Michael Roedeinger          48,787,400            66.62%*
                  Union Bank Plaza Suite 2600
                  445 South Figueroa Street
                  Los Angeles, CA 90071-1630

                  Paul Joseph                 1,250,000             1.71%*
                  Union Bank Plaza Suite 2600
                  445 South Figueroa Street
                  Los Angeles, CA 90071-1630

                  Gary Shimokawa              1,250,000             1.17%*
                  Union Bank Plaza Suite 2600
                  445 South Figueroa Street
                  Los Angeles, CA 90071-1630

                  Harry Landers                  30,000              .04%*
                  Union Bank Plaza Suite 2600
                  445 South Figueroa Street
                  Los Angeles, CA 90071-1630

     *Denotes Offices or Directors
     ** Based on 73,230,000 shares issued and outstanding, one class

Item 5.                  Directors and Executive Officers


          Mr. Paul Joseph: Age 52, CEO, and Director. Paul Joseph is one of the founders, the President, and Chief Executive Officer of Filmagic^TM, Inc. Paul Joseph is a licensed CPA in the state of California and has an extensive background in the motion picture/television industries.

          Mr. Gary Shimokawa: Age 45, Director. He has been an associate producer and Director of numerous network television productions including ALF, Golden Girls, Night Court, What's Happening, Now, 9 to 5, Fish, Archie Bunkers Place, Welcome back Kotter, and he has been nominated for and won both Emmys and Directors Guild of America Awards. He has an equally extensive background in dealing with television networks and stations.

          Mr. Michael Roedeinger: Age 41, Director. Mr. Roedeinger has been an investment banker for the last fifteen years with Roedeinger, Inc. and Beckman, White & Reed Inc. He has been involved in numerous business startups and is a founder of the Company.

          Mr. George H. Patton: Age 74, Director. Mr. Patton has owned and manages his own advertising agency in the Southern California area since 1951 under the name of George Patton Advertising. He has had extensive experience in the purchase and sale of television barter advertising time as well as the outright placement of television advertising. He has had wide spread dealings with television stations over a broad geographic area across the United States.

          Mr. Larry Landers: Age 67, Director. Mr. Landers is an actor, director, and producer. He is best known for his portrayal of Dr. Ted Hoffman in the long running hit TV series Ben Casey. He has also been in numerous TV productions and theatrical features.



Item 6.                  Executive Compensation- See Note 7 Financials

Item 7.                  Certain Relationships and Related Transactions

      In August of 1988 the Company acquired, through a stock for stock acquisition, Filmagic, Inc. for 10,000,000 restricted shares of the Company restricted shares. All of the shares (10,000,000) were provided the company by Mr. Michael Roedeinger; this resulted in no dilution to the existing shareholders of the Company. Mr. Roedeinger has also provided needed operating funds on a "loan" basis for the Company during the transition period from Roedeinger Medical Systems to Filmagic Entertainment Corporation. Mr. Roedeinger is a Director and Founder of the Company.


Item 8.                       Legal Proceedings

     The Company is not involved in any legal proceedings as of the date of this filing.

Item 9. Market Price of and Dividends on the Registrant's Common Equity and Related

                         Stockholder Matters

     The free-trading shares of the Company's stock have been traded in the Over the Counter Market (OTC), "pink sheets" and have been subject to sporadic trading and pricing. During the past year the stock has traded as low as $.03-$.08 (bid) and $.05- $.12 (ask). The shares of common stock have not been traded on any "exchange".

      As a result of the purchase of the television program Library for stock, and the subsequent Special Shareholders Meeting of September 12,1988. Drones Investors, Ltd., a partnership, acquired 7,500,000 shares (approximately 10%) of the common stock of FILMAGIC ENTERTAINMENT CORPORATION, issued and outstanding as of September 12, 1988.

              The Company has not paid any dividends to date.

Item 10        Recent Sales of Unregistered Securities

          None

Item 11        Description of Registrants Securities to be registered

     The Company is authorized to issue 200,000,000 shares of Common Stock, all one class, with a par value of $.001. As of the date of this filing there were 73,230,000 shares issued and outstanding.

Item 12   Indemnification of Directors and Officers

          Not Applicable

Item 13   Financial Statements and Supplementary Data

          Not Applicable.  See item 15.

Item 14   Changes  In and Disagreements with Accountants on Accounting  and
          Financial
          Disclosure

          None

Item 15        Financial Statements and Exhibits

          Registrants, Filmagic Entertainment Corporation, includes the following information with this filing:
          a. Balance Sheets:  1988,1989
          b. Income Statements:    1987, 1988, 1989
          c. Statement of Stockholders Equity: Inception to Present

                               SIGNATURE

     Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this regulation statement to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         FILMAGIC ENTERTAINMENT CORPORATION
                                                      REGISTRANT

                                         By:/s/R.Bruce Harris
                                            -----------------------------
                                            R. Bruce Harris

                    Filmagic Entertainment Corporation
                            Balance Sheet 1989


ASSETS:
                                                DEC. 31, 1988  DEC. 31,1989
CASH                                                $2,000.00     $3,800.00
INTEREST RECEIVABLE                                 $3,000.00    $12,740.00
NOTES RECEIVABLE   (NOTE 3)                       $200,000.00         $0.00
                                               --------------  ------------
TOTAL CURRENT ASSETS                              $205,000.00    $16,540.00

PATENT RIGHTS- NET (NOTE 6)                             $0.00    $97,057.00
FILM LIBRARY     (NOTE 4)                       $1,600,000.00   $700,000.00
OTHER ASSETS- PROMOTIONAL MATERIAL                  $7,000.00     $2,834.00
ORGANIZATION EXPENSES                                 $817.00       $800.00
                                                -------------   -----------
TOTAL ASSETS                                    $1,812,817.00   $817,231.00
                                                =============   ===========

LIABILITIES & EQUITY
ACCOUNTS PAYABLE                                    $5,000.00    $24,048.00
INTEREST PAYABLE                                    $7,500.00         $0.00
                                                -------------    ----------
TOTAL CURRENT LIABILITIES                          $12,500.00    $24,048.00

NOTES PAYABLE- INVESTMENT ADVISOR (NOTE 5)         $10,917.00    $10,000.00
NOTE PAYABLE- SHAREHOLDER  (NOTE 4)               $100,000.00    $71,750.00
                                                -------------    ----------
TOTAL LIABILITIES                                 $123,417.00   $105,798.00

COMMON STOCK                                           $85.00     $7,323.00
PAID IN CAPITAL                                 $1,699,915.00 $1,900,708.00
RETAINED EARNINGS                                 ($10,600.00)($1,196,588.00)

TOTAL EQUITY                                    $1,689,400.00   $711,433.00

TOTAL LIABILITIES & EQUITY                      $1,812,817.00   $817,231.00

      The Accompanying Notes Are an Integral Part of These Financial
               Statements Filmagic Entertainment Corporation


                             INCOME STATEMENT



INCOME                                  YEAR ENDING  YEAR ENDING YEAR ENDING
                                         12/31/87     12/31/88     12/31/89
DEBT REDUCTION                                    $            $    $100,000
CANCELLATION OF DEBT-SHAREHOLDER                  $  $    50,992
INTEREST INCOME                          $ (13,004)   $   10,875
                                        -----------  -----------  ----------
TOTAL INCOME                              $(13,004) $     61,867    $100,000
                                        ----------- ------------  ----------
EXPENSE
WRITE DOWN OF VIDA INVENTORY                        $    167,888    $150,507
INVESTMENT ADVISOR FEES                             $     20,000
PATENT AMORTIZATION                    $      8,824 $      8,089
PROFESSIONAL FEES                                   $      5,000
FILM STORAGE CHARGES                                      $5,000
TRAVEL                                 $     18,000            $
DEPRECIATION                           $      5,800 $      5,317
OFFICE EXPENSE                         $      1,200
PUBLIC RELATIONS                                    $      5,000
INTEREST                               $      1,750 $      9,167
INVESTMENT WRITE-OFF                   $      1,250
TAXES                                  $        500
CONTRACTED FEES                                                  $   289,825
ORGANIZATION EXPENSE-AMORTIZATION          $     50 $        183 $       200
                                       ------------ ------------ -----------
TOTAL EXPENSE                          $     37,374  $   225,644 $   440,532
                                       ------------ ------------ -----------
NET LOSS                                  $<50,378>  $ <163,777>  $<340,532>
                                       ============ ============ ===========

The Accompanying Notes Are an Integral Part of These Financial Statements

                    Filmagic Entertainment Corporation

                       Notes To Financial Statements

Note 1-Company History

     The Company is a Utah public company, incorporated on December 7, 1985 as Cotton Tree Inc. On July 29,1985 the company acquired MEDX Inc. (an Arizona corporation) through a tax free exchange of stock with all of the MEDX shareholders, and changed its name to ROEDEINGER MEDICAL SYSTEMS, Inc. The primary business of MEDX was the development and marketing of patented medical products, under the names of "VIDA" and "PREVENT".

      On September 11,1988, the company acquired all of the outstanding shares of Filmagic Incorporated (a Delaware Corporation) through tax-free exchange of stock, and changed its name to Filmagic Entertainment Corporation (FEC). All shares required for this acquisition (10,000,000 restricted shares) were donated back to the Company by the principal shareholder.

     Filmagic Incorporated was organized October 5, 1987, and with no sales to date is deemed a development stage company. Its principal asset is a library of 947 tape masters of one half-hour television programming. These tapes are in color and were produced in 1977-1979. The Company proposes to licenses these tapes for use by television stations and in home video, in both the United States and abroad, where the uses of the tapes are applicable.


Note 2- Significant Accounting Policies:

         Organizational expenses are amortized over a 5-year period.

         The tape library will be depreciated over a 10-year period on a straight-line basis beginning in 1990.

         Income and expenses are recorded on the accrual method of accounting.

         Net operating losses are recorded on a flow through basis.

Note 3- Notes Receivable

      On July 1, 1988, Filmagic Incorporated issued 100,000 shares of stock in consideration of notes totaling $200,000 issued by certain officers and directors. The notes bear interest at 9% per annum and are due and payable on June 30,1989. On January 5, 1989, both parties canceled this arrangement.



Note 4- Filmagic Library

     On November 1, 1987, Filmagic Incorporated acquired the library of 947 tape masters previously described from DRONES INVESTORS LTD. for $1,600,000. Consideration of 300,000 shares of stock, and a note in the amount of $100,000. The note bears interest at 9% per annum, and is due and payable on or before October 31,1989. The Book value of the library was de-valued to $800,000 by the auditors based on the current market conditions.

Note 5- Note Payable- Investment Advisor

       On October 5, 1987, the Company borrowed $10,000 from Bechman, White & Reed, secured by a note bearing interest at 10% per annum, all due and payable on December 31, 1989.


Note 6- Patents

The Company acquired Patent rights to its "PREVENT" product in exchange for cash and stock in the sum of $150,000. As of 1989, ending the net value of the patents was $97,067.



Note 7-  Company Operations

     The Company's ability to operate as a going concern is contingent upon the successful licensing of the aforementioned television programming. Until such sales transpire, no salaries are being incurred, or accrued and minimal overhead costs are being donated by the principal shareholders

  The notes included are an integral part of these financial statements.

FILMAGIC ENTERTAINMENT, INC.
(A Development Stage Enterprise)


STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


FOR THE PERIOD DECEMBER 7, 1983 TO DECEMBER 31, 1989


                                COMMON STOCK        Additional   Retained
                                                     Paid -In
                          No. of Shares   Amount     Capital     Earnings
                                                                 (DEFICIT)
Issuance of Shares
during 1983                  210,000       $21         $29          $-


Balance- 12/31/83            210,000       $21         $29          $-


Net Loss 1984                   -           -           -         ($16)


Balance- 12/31/84            210,000       $21         $29        ($16)


Issuance of Shares to
Public (net of costs)       1,000,000      100        7,796         -

Acquisition of MEDX        22,000,000     2,200      988,265    (475,572)

Issuance of Shares to
effect MEDX Acquisition     1,200,000      120          -           -

Three for One Stock Split  48,820,000     4,882      (4,882)        -

Net Loss 1985                   -           -           -        (58,661)


Balance- 12/31/85          73,230,000     $7,323     $991,208   ($534,249)


Shareholder Donation 1986       -           -         2,800         -

Net Loss 1986                   -           -           -        (63,917)

FILMAGIC ENTERTAINMENT, INC.
(A Development Stage Enterprise)


STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


FOR THE PERIOD DECEMBER 7, 1983 TO DECEMBER 31, 1989

Shareholder Donation 1987              -        -      6,700        -

Net Loss                               -        -        -      (55,278)


Balance- 12/31/87                  73,230,000 7,323  1,000,708  (653,444)


Acquistion of Filmagic,Inc             -        -     800,000       -
1988

Net Loss 1988                          -        -        -      (202,612)


Balance 12/31/88                   73,230,000 7,323  1,800,708  (856,056)


Cancellation of Note
Relative to Purchase of Film           -        -     100,000       -
Library 1989

Net Loss 1989                          -        -        -      (340,532)


Balance- 12/31/89                  73,230,000 7,323  1,900,708 (1,196,588)