Form 10-K
period 1990-12-31
FILMAGIC ENTERTAINMENT CORPORATION
filed 1998-04-28
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31,1990

                      Commission File Number: 0-17462

                    FILMAGIC ENTERTAINMENT CORPORATION
      IMMEDIATE PREDECESSOR NAME: "ROEDEINGER MEDICAL SYSTEMS, INC."
                   PREDECESSOR NAME: "COTTON TREE, INC."

          (Exact name of registrant as specified in its charter)

UTAH                                              87-0404991
(State or other jurisdiction of                  (IRS Employer
Incorporation or organization)                   Identification No.)

3850 Hill Road, Lakeport, CA                     95453
(Address of principal executive offices)         (Zip Code)

     Registrant's telephone number including area code: (707) 263-0760

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

     The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on December 31, 1990, was approximately $5,492,255.00. The number of shares of Common Stock, $0.0001 par value, outstanding on December 31, 1990, was 73,230,060 shares, held by 170 shareholders.

Item 1.                            BUSINESS

           Filmagic was incorporated in the State of Utah on December 7, 1983 as Cotton Tree, Inc. In August of 1985 it acquired, in stock-for-stock acquisition, MEDX, Inc. and changed its name to Roedeinger Medical Systems, Inc. In May of 1988, Roedeinger Medical System sold its line of medical products to a third party company, and in September of 1988 it acquired, on a stock-for-stock basis, Filmagic, Inc. and changed its name to Filmagic Entertainment Corporation.

        It will be the business of the Company to do the following:

    Filmagic owns a library of television programming consisting of 943 one half hour
    Programs in a variety of formats.  This "library" is being used as follows:

     1. Distribute this programming to existing television stations in the United States and Canada through direct solicitation.
     2. License this programming for use by Low Power Television stations, Cable, and or Pay-For-Viewing television services through direct solicitation.
     3. Acquire additional programming, both serial and theatrical, for distribution as provided for in paragraphs 1 & 2 above.

          In addition, Filmagic has entered an agreement to act as the distributor of a three (3) motion picture package. In its capacity as "distributor," it owns all of the "rights," worldwide, to the movies in perpetuity. Most of its distribution efforts are done through "sub-distributors" on a commission basis. The Company has already begun marketing certain "rights" to the motion pictures.

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

      The acquisition of Filmagic Incorporated in August of 1988 places the Company in the entertainment business. The continuation of the Company as a viable entity is dependent on the successful marketing of the acquired library of television programming, and it has entered into a tentative licensing agreement with a distributor in Australia, and has several other situations pending. The Company has also signed an agreement for the distribution of three (3) full-length motion pictures.





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

Item  4.              Security Ownership of Certain Beneficial  Owners  and
Management

      The following "Table" represents the Ownership of Certain Beneficial Owners and Management as of December 31, 1990:

(1)  Title  of Class (2) Name and Address (3)Amount  and  Nature (4)Percent  of
                      of beneficial  owner  ofbeneficial ownership    Class**


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



Item 6.                  Executive Compensation- See Note 7 Financials

Item 7.                  Certain Relationships and Related Transactions

      In August of 1988, the Company acquired, through a stock for stock acquisition, Filmagic, Inc. for 10,000,000 restricted shares of the Company restricted shares. All of the shares (10,000,000) were provided the company by Mr. Michael Roedeinger; this resulted in no dilution to the existing shareholders of the Company. Mr. Roedeinger has also provided needed operating funds on a "loan" basis for the Company during the transition period from Roedeinger Medical Systems to Filmagic Entertainment Corporation. Mr. Roedeinger is a Director and Founder of the Company.


Item 8.                       Legal Proceedings

     The Company is not involved in any legal proceedings as of the date of this filing.

Item 9. Market Price of and Dividends on the Registrant's Common Equity and Related
                         Stockholder Matters

     The free-trading shares of the Company's stock have been traded in the Over the Counter Market (OTC), "pink sheets" and have been subject to sporadic trading and pricing. During the past year the stock has traded as low as $.03-$.08 (bid) and $.05- $.12 (ask). The shares of common stock have not been traded on any "exchange."

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

          Not Applicable.  See item 15.

Item  14   Changes In and Disagreements with Accountants on Accounting  and
           Financial
          Disclosure

          None

Item 15        Financial Statements and Exhibits

          Registrants, Filmagic Entertainment Corporation, includes the following information with this filing:
          a. Balance Sheets:  1989, 1990
          b. Income Statements:    1988, 1989, and 1990
          c. Statement of Stockholders Equity: Inception to Present

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

                                         FILMAGIC ENTERTAINMENT CORPORATION
                                                                 REGISTRANT

                                         By:/s/R. Bruce Harris
                                            -------------------------------
                                            R.Bruce Harris, President

                    Filmagic Entertainment Corporation
                            Balance Sheet 1990


ASSETS:
                                       DEC. 31, 1989     DEC.31,1990
CASH                                       $3,800.00       $3,800.00
INTEREST RECEIVABLE  (NOTE 3)             $12,740.00           $0.00
NOTES RECEIVABLE                             $  0.00           $0.00

TOTAL CURRENT ASSETS                      $16,540.00       $3,800.00

PATENT RIGHTS- NET (NOTE 6)               $97,057.00           $0.00
FILM LIBRARY     (NOTE 4)                $700,000.00     $630,000.00
OTHER ASSETS- PROMOTIONAL MATERIAL         $2,834.00       $2,834.00
ORGANIZATION EXPENSES                        $800.00         $600.00

TOTAL ASSETS                             $817,231.00      $637,234.00

LIABILITIES & EQUITY
ACCOUNTS PAYABLE                          $24,048.00       $24,048.00
INTEREST PAYABLE                               $0.00            $0.00

TOTAL CURRENT LIABILITIES                 $24,048.00       $24,048.00

NOTES PAYABLE- INVESTMENT ADVISOR         $10,000.00       $10,000.00
(NOTE 5)
NOTE PAYABLE- SHAREHOLDER  (NOTE 4)       $71,750.00       $71,750.00

TOTAL LIABILITIES                        $105,798.00      $105,798.00

COMMON STOCK                               $7,323.00        $7,323.00
PAID IN CAPITAL                        $1,900,708.00    $1,900,708.00
RETAINED EARNINGS                     ($1,196,588.00)  ($1,376,595.00)

TOTAL EQUITY                             $711,433.00      $531,436.00

TOTAL LIABILITIES & EQUITY               $817,231.00      $637,234.00

          The Accompanying Notes Are an Integral Part of These Financial Statements
                    Filmagic Entertainment Corporation


                             INCOME STATEMENT




INCOME                            YEAR ENDING   YEAR ENDING  YEAR ENDING
                                    12/31/88     12/31/89      12/31/90
DEBT REDUCTION                   $              $100,000       $
CANCELLATION OF DEBT-SHAREHOLDER $50,992        $              $
INTEREST INCOME                  $10,867        $              $

TOTAL INCOME                     $61,867        $100,000       $

EXPENSE
WRITE DOWN OF VIDA INVENTORY    $167,888        $150,507       $
INVESTMENT ADVISOR FEES         $ 20,000        $             $
PATENT AMORTIZATION             $  8,089        $             $
PROFESSIONAL FEES               $  5,000        $             $
FILM STORAGE CHARGES            $  5,000        $             $
TRAVEL                          $               $             $
DEPRECIATION                    $  5,317        $             $
OFFICE EXPENSE                  $               $             $
PUBLIC RELATIONS                $  5,000        $             $
INTEREST- AMORTIZATION          $  9,167        $             $
INVESTMENT WRITE-OFF-PATENT     $               $             $ 82,500
TAXES                           $               $             $ 97,057
CONTRACTED FEES                 $               $289,825      $
ORGANIZATION EXPENSE-AMORTIZATON$    183        $    200      $    200

TOTAL EXPENSE                   $225,644        $440,531      $180,007

NET LOSS                       ($160,777)      ($340,532)    ($180,007)

 The Accompanying Notes Are an Integral Part of These Financial Statements

                    Filmagic Entertainment Corporation

                       Notes To Financial Statements

Note 1-Company History

     The Company is a Utah public company, incorporated on December 7, 1985 as Cotton Tree Inc. On July 29,1985 the company acquired MEDX Inc. (an Arizona corporation) through a tax free exchange of stock with all of the MEDX shareholders, and changed its name to ROEDEINGER MEDICAL SYSTEMS, Inc. The primary business of MEDX was the development and marketing of patented medical products, under the names of "VIDA" and "PREVENT."

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

Note 3- Interest Receivable

       On September 1, 1988, the Company sold its parts equipment in the VIDA related parts to MEDX TECHNOLOGIES, INC. for $150,000. Payment is in the form of a note bearing interest at 9% per annum. On January 15, 1990, that transaction was cancelled for non-payment of note and the interest written off to expenses.

Note 4- Filmagic Library

     On November 1, 1987, Filmagic Incorporated acquired the library of 947 tape masters previously described from DRONES INVESTORS LTD. for $1,600,000. Consideration of 300,000 shares of stock, and a note in the amount of $100,000. The note bears interest at 9% per annum, and is due and payable on or before October 31,1989. The Book value of the library was de-valued to $800,000 by the auditors based on the current market conditions. In 1990, the library was amortized at $70,00 per year.

Note 5- Note Payable- Investment Advisor

       On October 5, 1987, the Company borrowed $10,000 from Bechman, White & Reed, secured by a note bearing interest at 10% per annum, all due and payable on December 31, 1989.


Note 6- Patents

The Company acquired Patent rights to its "PREVENT" product in exchange for cash and stock in the sum of $150,000. As of 1989, ending the net value of the patents was $97,067. The COMPANY ABANDONED the project in 1990 and wrote off the unamortized balance to expenses.

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

FILMAGIC ENTERTAINMENT, INC.
(A Development Stage Enterprise)


STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


FOR THE PERIOD DECEMBER 7, 1983 TO DECEMBER 31, 1990


                                  COMMON STOCK       Additional   Retained
                                                      Paid -In
                               No. of      Amount      Capital    Earnings
                               Shares                            (DEFICIT)
Issuance of Shares
during 1983                   210,000        $21         $29         $-


Balance- 12/31/83             210,000        $21         $29         $-


Net Loss 1984                    -            -           -        ($16)


Balance- 12/31/84             210,000        $21         $29       ($16)


Issuance of Shares to
Public (net of costs)        1,000,000       100        7,796        -

Acquisition of MEDX          22,000,000     2,200      988,265   (475,572)

Issuance of Shares to
effect MEDX Acquisition      1,200,000       120          -          -

Three for One Stock Split    48,820,000     4,882      (4,882)       -

Net Loss 1985                    -            -           -       (58,661)


Balance- 12/31/85            73,230,000    $7,323     $991,208   ($534,249
                                                                     )


Shareholder Donation 1986        -            -         2,800        -

Net Loss 1986                    -            -           -       (63,917)

FILMAGIC ENTERTAINMENT, INC.
(A Development Stage Enterprise)


STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


FOR THE PERIOD DECEMBER 7, 1983 TO DECEMBER 31, 1990

Shareholder Donation 1987        -            -        6,700         -

Net Loss                         -            -          -       (55,278)


Balance- 12/31/87            73,230,000     7,323    1,000,708   (653,444)


Acquistion of Filmagic,Inc       -            -       800,000        -
1988

Net Loss 1988                    -            -          -       (202,612)


Balance 12/31/88             73,230,000     7,323    1,800,708   (856,056)


Cancellation of Note
Relative to Purchase of
Film                             -            -       100,000        -
Library 1989

Net Loss 1989                    -            -          -       (340,532)


Balance- 12/31/89            73,230,000     7,323    1,900,708  (1,196,588)


Net Loss 1990                                                     (180,007)


Balance 12/31/90             73,230,000     7,323    1,900,708  (1,376,595)