Form 10-Q
period 1991-03-31
FILMAGIC ENTERTAINMENT CORPORATION
filed 1998-04-28
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549



                                 FORM 10-Q
                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended: March 31, 1991      Commission file number: 0-17462


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


 As of 3-31-91, there were 73,230,060 shares of common stock outstanding.

                    FILMAGIC ENTERTAINMENT CORPORATION
                           FOR THE QUARTER ENDED
                              MARCH 31, 1991


                                   INDEX

PART I. - FINANCIAL INFORMATION                         Page No.

     Item 1.        Financial Statements

     Balance Sheet as of March 31, 1991 and                      3
     December 31, 1990

     Statement of Operations for the three months                4
     Ended March 31, 1991 and 1990

     Statement of Cash Flows for the three months                5
     Ended March 31, 1991 and 1990

     Notes to Financial Statements                               6


PART II. - OTHER INFORMATION

     Item 1.        Legal Proceedings                            7

     Item 2.        Changes in Securities                        7

     Item 3.        Defaults by the Company upon its             7
                    Senior Securities

     Item 4.        Submission of Matter to a Vote of            7
                    Security Holders

     Item 5.        Other Information                            7

     Item 6.        Exhibits and Reports of Form 8-K             7

     SIGNATURES                                                  8

                      PART I. - FINANCIAL INFORMATION


Item 1.  Financial Statements

                    FILMAGIC ENTERTAINMENT CORPORATION
                        CONSOLIDATED BALANCE SHEET
                   MARCH 31, 1991 AND DECEMBER 31, 1990

                                  ASSETS

                                                    1989           1990
                                                 Unaudited
Current Assets                                      $3,800.00      $3,800.00

Property and Equipment - Net                        $2,834.00      $2,834.00

Other Assets                                      $630,600.00    $630,600.00
                                                -------------  -------------
Total Assets                                      $637,234.00    $637,600.00
                                                =============  =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities                               $24,048.00     $24,048.00

 Long Term Liabilities                             $81,750.00     $81,750.00

 Stockholders' Equity                             $531,436.00    $531,436.00
                                                -------------  -------------
 Total Liabilities and Stockholders' Equity       $637,234.00    $637.234.00
                                                =============  =============

                    FILMAGIC ENTERTAINMENT CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS
             THREE MONTHS PERIOD ENDED MARCH 31, 1991 AND 1990
                                 UNAUDITED

                                                        1989           1988
Sales, Net of Return and Discounts                     $0.00          $0.00

Cost of Goods Sold                                     $0.00          $0.00
                                                   ---------     ----------
Gross Profit                                           $0.00          $0.00

Operatig Expenses
  Selling, General and Admnistrative                   $0.00     $180,007.00
                                                   ---------     -----------
Operating (Loss)                                       $0.00    ($180,007.00)

Operating Income (Expense)
   Interest Expense                                    $0.00           $0.00
   Interest Income                                     $0.00           $0.00
                                                   ---------     -----------
(Loss) Before Income Taxes                             $0.00    ($180,007.00)
                                                   ---------     -----------
Income Taxes                                           $0.00           $0.00
                                                   ---------     -----------
Net (Loss)                                             $0.00    ($180.007.00)
                                                   =========     ===========
Net (Loss) Per Share of Common Stock                   $0.00         $0.0025
                                                   =========     ===========
Weighted Average Number of Shares Outstanding     73,230,060      73,230,060


                          Prepared without audit

                    FILMAGIC ENTERTAINMENT CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 1991 AND 1990
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
                                                ==========      ==========

                          Prepared without audit

                    FILMAGIC ENTERTAINMENT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1991
                    STATEMENT OF INFORMATION FURNISHED




1.   Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1991, the results of operations for the three months ended March 31, 1991 and 1990 and the cash flows for the three months ended March 31, 1991 and 1990. These results have been determined on the basis of generally accepted accounting principals and practices and applied consistently with those used in the preparation of the Company's 1990 Annual Report on Form 10-K.


     Certain information and footnote disclosures included in the financial statements presented in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with financial statements and notes thereto incorporated by reference in the Company's 1991 Annual Report on Form 10-K.

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