Form 10-K
period 1991-12-31
FILMAGIC ENTERTAINMENT CORPORATION
filed 1998-04-28
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)OF  THE
SECURITIES EXCHANGE ACT OF 1934

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended:  December 31,1991

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

     The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on December 31, 1991, was approximately $5,492,255.00. The number of shares of Common Stock, $0.0001 par value, outstanding on December 31, 1991, was 73,230,060 shares, held by 180 shareholders.

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

          In  addition,  Filmagic has entered an agreement to  act  as  the distributor of a three- (3) motion picture package. In its capacity as "distributor," it owns all of the "rights," worldwide, to the movies in perpetuity. Most of its distribution efforts are done through "sub-distributors" on a commission basis. The Company has already begun marketing certain "rights" to the motion pictures.

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

  Item 4.             Security Ownership of Certain Beneficial Owners and
                                Management

The following "Table" represents the Ownership of Certain Beneficial Owners and Management as of December 31, 1991:


(1)Title of Class (2) Name and Address  (3)Amount and Nature (4)Percent of
of beneficial owner  of beneficial ownership     Class**

Common Stock
Par value $.0001
                    Michael Roedeinger            5,182,760       0.07%*
                    Union Bank Plaza Suite 2600
                    445 South Figueroa Street
                    Los Angeles, CA 90071-1630

                    Drones Financial Ltd.         4,500,000       0.06%
                    Union Bank Plaza Suite 2600
                    445 South Figueroa Street
                    Los Angeles, CA 90071-1630

                    Twin Rainbow Investment       5,000,000       0.07%*
                    P.O. Box 552
                    Lakeport, CA 95453

                    Cyril & Crowly                1,100,000       0.02%
                    456 Montgomery St. 17th Fl.
                    San Francisco, CA 94104

     *Denotes Offices or Directors
     ** Based on 73,230,000 shares issued and outstanding, one class


Item 5.                  Directors and Executive Officers

     Mr. Paul Joseph: Age 54, CEO, and Director. Paul Joseph is one of the founders, the President, and Chief Executive Officer of Filmagic^TM, Inc. Paul Joseph is a licensed CPA in the state of California and has an extensive background in the motion picture/television industries.

     Mr. Leonard Gotshalk: Age 42, Director, Mr. Gotshalk has been an investment banker and real estate developer. He played professional football and was a player representative.

     Mr. Michael Roedeinger: Age 43, Director. Mr. Roedeinger has been an investment banker for the last fifteen years with Roedeinger, Inc. and Beckman, White & Reed Inc. He has been involved in numerous business startups and is a founder of the Company.

     Mr. George H. Patton: Age 76, Director. Mr. Patton has owned and manages his own advertising agency in the Southern California area since 1951 under the name of George Patton Advertising. He has had extensive experience in the purchase and sale of television barter advertising time as well as the outright placement of television advertising. He has had wide spread dealings with television stations over a broad geographic area across the United States.


Item 6.                  Executive Compensation- See Note 7 Financials

Item 7.                  Certain Relationships and Related Transactions

      In August of 1988, the Company acquired, through a stock for stock acquisition, Filmagic, Inc. for 10,000,000 restricted shares of the Company restricted shares. All of the shares (10,000,000) were provided the company by Mr. Michael Roedeinger; this resulted in no dilution to the existing shareholders of the Company. Mr. Roedeinger has also provided needed operating funds on a "loan" basis for the Company during the transition period from Roedeinger Medical Systems to Filmagic Entertainment Corporation. Mr. Roedeinger is a Director and Founder of the Company. (See
Note 3 Notes to Financials)


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

          Not Applicable.  See item 15.

Item 14 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None

Item 15        Financial Statements and Exhibits

          Registrants, Filmagic Entertainment Corporation, includes the following information with this filing:
          a. Balance Sheets:  1990, 1991
          b. Income Statements:    1989, 1990, and 1991
          c. Statement of Stockholders Equity: Inception to Present

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

                                         FILMAGIC ENTERTAINMENT CORPORATION
                                                                 REGISTRANT

                                         By:/s/R.Bruce Harris
                                            --------------------------------
                                            R. Bruce Harris, President

                    Filmagic Entertainment Corporation
                            Balance Sheet 1991


ASSETS:
                                              DEC. 31, 1990    DEC. 31,1991
CASH (Note 3)                                     $3,800.00           $0.00
INTEREST RECEIVABLE                                   $0.00           $0.00
NOTES RECEIVABLE                                      $0.00           $0.00

TOTAL CURRENT ASSETS                              $3,800.00           $0.00

PATENT RIGHTS- NET                                    $0.00           $0.00
FILM LIBRARY     (NOTE 4)                       $630,000.00     $560,000.00
OTHER ASSETS- PROMOTIONAL MATERIAL (Note3)        $2,834.00           $0.00
ORGANIZATION EXPENSES                               $600.00         $400.00

TOTAL ASSETS                                    $637,234.00     $560,400.00

LIABILITIES & EQUITY
ACCOUNTS PAYABLE                                 $24,048.00           $0.00
INTEREST PAYABLE                                      $0.00           $0.00

TOTAL CURRENT LIABILITIES                        $24,048.00           $0.00

NOTES PAYABLE- INVESTMENT ADVISOR (NOTE 5)       $10,000.00           $0.00
NOTE PAYABLE- SHAREHOLDER  (NOTE 3)              $71,750.00           $0.00

TOTAL LIABILITIES                               $105,798.00           $0.00

COMMON STOCK                                      $7,323.00       $7,323.00
PAID IN CAPITAL                               $1,900,708.00   $1,900,708.00
RETAINED EARNINGS                           ($1,376,595.00) ($1,347,631.00)

TOTAL EQUITY                                    $531,436.00     $560,400.00

TOTAL LIABILITIES & EQUITY                      $637,234.00     $560,400.00

 The Accompanying Notes Are an Integral Part of These Financial Statements
                    Filmagic Entertainment Corporation


                             INCOME STATEMENT

INCOME                                    YEAR ENDING  YEAR ENDING  YEAR ENDING
                                           12/31/89      12/31/90     12/31/91
DEBT REDUCTION                           $    100,000                $    99,164
CANCELLATION OF DEBT-SHAREHOLDER
INTEREST INCOME

TOTAL INCOME                             $    100,000 $              $    99,164

EXPENSE
WRITE DOWN OF VIDA INVENTORY             $    150,507
INVESTMENT ADVISOR FEES
PATENT AMORTIZATION
PROFESSIONAL FEES
FILM STORAGE CHARGES
TRAVEL
DEPRECIATION
OFFICE EXPENSE
PUBLIC RELATIONS
INTEREST- AMORTIZATION                                $      82,500 $     70,000
INVESTMENT WRITE-OFF-PATENT                           $      97,057
TAXES
CONTRACTED FEES                          $    289,825
ORGANIZATION EXPENSE-AMORTIZATION        $        200 $         200 $        200

TOTAL EXPENSE                            $    440,532 $     180,007 $     70,200

NET LOSS                                 $  <340,532> $   <180,007> $     28,964

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

Note 3- Property and Equipment

      Property and equipment consisted of office equipment. In March 1991, Michael Roedeinger, a shareholder acquired the property and equipment in exchange for his previously owned shares of common stock. Also involved in the transaction was the cash balance and assumption by the shareholder of personal responsibility for the note balance and other liabilities resulting in a debt reduction on the Income Statement.

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

Note 5- Company Operations

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

FILMAGIC ENTERTAINMENT, INC.
(A Development Stage Enterprise)


STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


FOR THE PERIOD DECEMBER 7, 1983 TO DECEMBER 31, 1991


                                          COMMON STOCK     Additio Retaine
                                                             nal      d
                                                           Paid -
                                                             In
                                         No. of    Amount  Capital Earning
                                         Shares                       s
                                                                   (DEFICIT)
Issuance of Shares
during 1983                             210,000      $21     $29     $-


Balance- 12/31/83                       210,000      $21     $29     $-


Net Loss 1984                              -          -       -     ($16)


Balance- 12/31/84                       210,000      $21     $29    ($16)


Issuance of Shares to Public (net of   1,000,000     100    7,796     -
costs)


Acquisition of MEDX                    22,000,000   2,200  988,265 (475,572)

Issuance of Shares to effect MEDX      1,200,000     120      -       -
Acquisition


Three for One Stock Split              48,820,000   4,882  (4,882)    -

Net Loss 1985                              -          -       -    (58,661)


Balance- 12/31/85                      73,230,000  $7,323  $991,208 ($534,249)


Shareholder Donation 1986                  -          -     2,800     -

Net Loss 1986                              -          -       -    (63,917)

FILMAGIC ENTERTAINMENT, INC.
(A Development Stage Enterprise)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 7, 1983 TO DECEMBER 31, 1991

Shareholder Donation 1987                   -         -     6,700     -

Net Loss                                    -         -       -    (55,278)


Balance- 12/31/87                      73,230,000   7,323  1,000,708 (653,444)


Acquistion of Filmagic,Inc 1988             -         -    800,000    -


Net Loss 1988                               -         -       -    (202,612)


Balance 12/31/88                       73,230,000   7,323  1,800,708 (856,056)


Cancellation of Note
Relative to Purchase of Film Library        -         -    100,000    -
1989


Net Loss 1989                               -         -       -    (340,532)


Balance- 12/31/89                      73,230,000   7,323  1,900,708 (1,196,588)


Net Loss 1990                                                          (180,007)


Balance 12/31/90                       73,230,000   7,323  1,900,708 (1,376,595)


Net Income 1991                                                          28,964


Balance 12/31/91                       73,230,000   7,323  1,900,708 (1,347,631)