Form 10-K
period 1993-12-31
FILMAGIC ENTERTAINMENT CORPORATION
filed 1998-04-28
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)OF  THE
SECURITIES EXCHANGE  ACT OF 1934

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended:  December 31,1993

                      Commission File Number: 0-17462

                    FILMAGIC ENTERTAINMENT CORPORATION
       IMMEDIATE PREDECESSOR NAME: "ROEDEINGER MEDICAL SYSTEMS,INC."
                   PREDECESSOR NAME: "COTTON TREE, INC."

          (Exact name of registrant as specified in its charter)

UTAH                                              87-0404991
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)

1200 Bulter Creek RD, OR                          97520
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

     The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on December 31, 1993, was approximately $5,492,255.00. The number of shares of Common Stock, $0.0001 par value, outstanding on December 31, 1993, was 73,230,060 shares, held by 185 shareholders.

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

  Item 4.             Security Ownership of Certain Beneficial Owners and
                                Management

The following "Table" represents the Ownership of Certain Beneficial Owners and Management as of December 31, 1993:

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

          Not Applicable.  See item 15.

Item 14 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None

Item 15   Financial Statements and Exhibits

          Registrants, Filmagic Entertainment Corporation, includes the following information with this filing:
          a. Balance Sheets:  1992, 1993
          b. Income Statements:    1991, 1992, and 1993
          c. Statement of Stockholders Equity: Inception to Present

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

                                         FILMAGIC ENTERTAINMENT CORPORATION
                                                                 REGISTRANT

                                         By:/s/R.Bruce Harris
                                            -------------------------------
                                            R. Bruce Harris, President

                    Filmagic Entertainment Corporation
                            Balance Sheet 1993


ASSETS:
                                             DEC. 31, 1992    DEC. 31,1993
CASH                                                 $0.00           $0.00
INTEREST RECEIVABLE  (NOTE 3)                        $0.00           $0.00
NOTES RECEIVABLE                                     $0.00           $0.00

TOTAL CURRENT ASSETS                                 $0.00           $0.00

PATENT RIGHTS- NET                                   $0.00           $0.00
FILM LIBRARY     (NOTE 4)                      $490,000.00     $420,000.00
OTHER ASSETS- PROMOTIONAL MATERIAL                   $0.00           $0.00
ORGANIZATION EXPENSES                              $200.00           $0.00

TOTAL ASSETS                                   $490,200.00     $420,000.00

LIABILITIES & EQUITY
ACCOUNTS PAYABLE                                     $0.00           $0.00
INTEREST PAYABLE                                     $0.00           $0.00

TOTAL CURRENT LIABILITIES                            $0.00           $0.00

NOTES PAYABLE- INVESTMENT ADVISOR (NOTE 5)           $0.00           $0.00
NOTE PAYABLE- SHAREHOLDER  (NOTE 3)                  $0.00           $0.00

TOTAL LIABILITIES                                    $0.00           $0.00

COMMON STOCK                                     $7,323.00       $7,323.00
PAID IN CAPITAL                              $1,900,708.00   $1,900,708.00
RETAINED EARNINGS                          ($1,417,831.00) ($1,488,031.00)

TOTAL EQUITY                                   $490,200.00     $420,000.00

TOTAL LIABILITIES & EQUITY                     $490,200.00     $420,000.00

 The Accompanying Notes Are an Integral Part of These Financial Statements
                    Filmagic Entertainment Corporation


                             INCOME STATEMENT


INCOME                               YEAR ENDING    YEAR ENDING    YEAR ENDING
                                       12/31/91       12/31/92      12/31/93
DEBT REDUCTION                             $99,164             $               $
CANCELLATION OF DEBT-SHAREHOLDER                 $             $               $
INTEREST INCOME                                  $             $               $

TOTAL INCOME                               $99,164             $               $

EXPENSE
WRITE DOWN OF VIDA INVENTORY                     $             $               $
INVESTMENT ADVISOR FEES                          $             $               $
PATENT AMORTIZATION                              $             $               $
PROFESSIONAL FEES                                $             $               $
FILM STORAGE CHARGES                             $             $               $
TRAVEL                                           $             $               $
                                                                               -
DEPRECIATION                                     $             $               $
OFFICE EXPENSE                                   $             $               $
                                                               -               -
PUBLIC RELATIONS                                 $             $               $
INTEREST- AMORTIZATION                     $70,000       $70,000         $70,000
INVESTMENT WRITE-OFF-PATENT                      $             $               $
TAXES                                            $             $               $
CONTRACTED FEES                                  $             $               $
ORGANIZATION EXPENSE-AMORTIZATION             $200          $200            $200

TOTAL EXPENSE                              $70,200       $70,200         $70,200

NET LOSS                                   $28,964     $<70,200>       $<70,200>

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


Note 2- Significant Accounting Policies:

     - Organizational expenses are amortized over a 5-year period.
     - The tape library will be depreciated over a 10-year period on a straight-line basis beginning in 1990.
     - Income and expenses are recorded on the accrual method of accounting.
     - Net operating losses are recorded on a flow through basis.

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

FILMAGIC ENTERTAINMENT, INC.
(A Development Stage Enterprise)

STATEMENT OF CHANGES INSHAREHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 7, 1983 TO DECEMBER 31, 1993

                              COMMON STOCK       Additional    Retained
                                                  Paid -In     Earnings
                                                   Capital     (DEFICIT)
                            No. of     Amount
                            Shares
Issuance of Shares
during 1983                210,000       21          29           $-


Balance- 12/31/83          210,000       21          29           $-


Net Loss 1984                 -          -            -          (16)


Balance- 12/31/84          210,000       21          29          (16)


Issuance of Shares to
Public (net of costs)     1,000,000     100         7,796          -

Acquisition of MEDX       22,000,000   2,200       988,265     (475,572)

Issuance of Shares to
effect MEDX Acquisition   1,200,000     120           -            -

Three for One Stock Split 48,820,000   4,882       (4,882)         -

Net Loss 1985                 -          -            -        (58,661)


Balance- 12/31/85         73,230,000   7,323       991,208     (534,249)


Shareholder Donation 1986     -          -          2,800          -

Net Loss 1986                 -          -            -        (63,917)


FILMAGIC ENTERTAINMENT, INC.
(A Development Stage Enterprise)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 7, 1983 TO DECEMBER 31, 1993

Shareholder Donation 1987     -          -          6,700          -

Net Loss                      -          -            -        (55,278)


Balance- 12/31/87         73,230,000   7,323      1,000,708    (653,444)


Acquistion of
Filmagic,Inc                  -          -         800,000         -
1,988

Net Loss 1988                 -          -            -        (202,612)


Balance 12/31/88          73,230,000   7,323      1,800,708    (856,056)


Cancellation of Note
Relative to Purchase of
Film                          -          -         100,000         -
Library 1989

Net Loss 1989                 -          -            -        (340,532)


Balance- 12/31/89         73,230,000   7,323      1,900,708   (1,196,588)


Net Loss 1990                                                  (180,007)


Balance 12/31/90          73,230,000   7,323      1,900,708   (1,376,595)


Net Income 1991                                                 28,964


Balance 12-31-91          73,230,000   7,323      1,900,708   (1,347,631)

FILMAGIC ENTERTAINMENT, INC.
(A Development Stage Enterprise)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 7, 1983 TO DECEMBER 31, 1993

Net Loss 1992                                                  (70,200)


Balance 12/31/92          73,230,060   7,323      1,900,708   (1,417,831)


Net Loss 1993                                                  (70,200)


Balance 12-31-93          73,230,060   7,323      1,900,708   (1,488,031)