Form 10-K
period 1994-12-31
FILMAGIC ENTERTAINMENT CORPORATION
filed 1998-04-28
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31,1994

                      Commission File Number: 0-17462

                    FILMAGIC ENTERTAINMENT CORPORATION
      IMMEDIATE PREDECESSOR NAME: "ROEDEINGER MEDICAL SYSTEMS, INC."
                   PREDECESSOR NAME: "COTTON TREE, INC."

          (Exact name of registrant as specified in its charter)

UTAH                                              87-0404991
(State or other jurisdiction of                   (IRS Employer
Incorporation or organization)                     Identification No.)

1200 Butler Creek Road, Ashland, Oregon           97520
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

     The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on December 31, 1994, was approximately $5,492,255.00. The number of shares of Common Stock, $0.0001 par value, outstanding on December 31, 1994, was 7,323,006 shares, held by 181 shareholders.

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

  Item 4.             Security Ownership of Certain Beneficial Owners and
                                Management

The following "Table" represents the Ownership of Certain Beneficial Owners and Management as of December 31, 1994:

(1)Title of Class (2)Name and Address (3)Amount and Nature  (4)Percent of
of beneficial owner of beneficial ownership    Class**


Common Stock
Par value $.0001
                    Michael Roedeinger            518,276         0.07%*
                    Union Bank Plaza Suite 2600
                    445 South Figueroa Street
                    Los Angeles, CA 90071-1630

                    Drones Financial Ltd.          450,000        0.06%
                    Union Bank Plaza Suite 2600
                    445 South Figueroa Street
                    Los Angeles, CA 90071-1630

                    Twin Rainbow Investment       500,000         0.07%*
                    P.O. Box 552
                    Lakeport, CA 95453

                    Cyril & Crowly                110,000         0.02%
                    456 Montgomery St. 17th Fl.
                    San Francisco, CA 94104

     *Denotes Offices or Directors
     ** Based on 7,323,000 shares issued and outstanding, one class


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

Item 10   Recent Sales of Unregistered Securities

          None

Item 11   Description of Registrants Securities to be registered

     The Company is authorized a 1 to 10 reverse stock split on August 25, 1994. The Company is authorized to issue 20,000,000 shares of common stock, all one class, with a par value of $.001. As of the date of this filing there were 7,323,006 shares issued and outstanding.

Item 12   Indemnification of Directors and Officers

          Not Applicable

Item 13   Financial Statements and Supplementary Data

          Not Applicable.  See item 15.

Item 14 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None

Item 15   Financial Statements and Exhibits

          Registrants, Filmagic Entertainment Corporation, includes the following information with this filing:
          a. Balance Sheets:  1993, 1994
          b. Income Statements:    1992, 1993, and 1994
          c. Statement of Stockholders Equity: Inception to Present

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

                                         FILMAGIC ENTERTAINMENT CORPORATION
                                                                 REGISTRANT

                                         By:/s/R. Bruce Harris
                                            -------------------------------
                                            R. Bruce Harris, President

                    Filmagic Entertainment Corporation
                            Balance Sheet 1994


ASSETS:
                                              DEC. 31, 1993    DEC. 31,1994
CASH                                                  $0.00           $0.00
INTEREST RECEIVABLE  (NOTE 3)                         $0.00           $0.00
NOTES RECEIVABLE                                      $0.00           $0.00

TOTAL CURRENT ASSETS                                  $0.00           $0.00

PATENT RIGHTS- NET                                    $0.00           $0.00
FILM LIBRARY     (NOTE 4)                       $420,000.00     $350,000.00
OTHER ASSETS- PROMOTIONAL MATERIAL                    $0.00           $0.00
ORGANIZATION EXPENSES                                 $0.00           $0.00

TOTAL ASSETS                                    $420,000.00     $350,000.00

LIABILITIES & EQUITY
ACCOUNTS PAYABLE                                      $0.00           $0.00
INTEREST PAYABLE                                      $0.00           $0.00

TOTAL CURRENT LIABILITIES                             $0.00           $0.00

NOTES PAYABLE- INVESTMENT ADVISOR (NOTE 5)            $0.00           $0.00
NOTE PAYABLE- SHAREHOLDER  (NOTE 3)                   $0.00           $0.00

TOTAL LIABILITIES                                     $0.00           $0.00

COMMON STOCK                                      $7,323.00       $7,323.00
PAID IN CAPITAL                               $1,900,708.00   $1,900,708.00
RETAINED EARNINGS                           ($1,488,031.00) ($1,558,031.00)

TOTAL EQUITY                                    $420,000.00     $350,000.00

TOTAL LIABILITIES & EQUITY                      $420,000.00     $350,000.00

 The Accompanying Notes Are an Integral Part of These Financial Statements
                    Filmagic Entertainment Corporation


                             INCOME STATEMENT

INCOME                                 YEAR ENDING   YEAR ENDING  YEAR ENDING
                                         12/31/92     12/31/93      12/31/94
DEBT REDUCTION                                    $            $              $
CANCELLATION OF DEBT-SHAREHOLDER                  $            $              $
INTEREST INCOME                                   $            $              $

TOTAL INCOME                                      $            $              $

EXPENSE
WRITE DOWN OF VIDA INVENTORY                      $            $              $
INVESTMENT ADVISOR FEES                           $            $              $
PATENT AMORTIZATION                               $            $              $
PROFESSIONAL FEES                                 $            $              $
FILM STORAGE CHARGES                              $            $              $
TRAVEL                                            $            $              $
                                                                              -
DEPRECIATION                                      $            $              $
OFFICE EXPENSE                                    $            $              $
                                                               -              -
PUBLIC RELATIONS                                  $            $              $
INTEREST- AMORTIZATION                      $70,000      $70,000        $70,000
INVESTMENT WRITE-OFF-PATENT                       $            $              $
TAXES                                             $            $              $
CONTRACTED FEES                                   $            $              $
ORGANIZATION EXPENSE-AMORTIZATION              $200         $200              $

TOTAL EXPENSE                               $70,200      $70,200        $70,000

NET LOSS                                  $<70,200>    $<70,200>      $<70,000>

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

 Note 3- Stock Changes

     On August 25, 1994 the Company authorized a 1 to 10 reverse stock split, bringing the total authorized and outstanding shares to 7,323,006.

Note 4- Company Operations
       The Company's ability to operate as a going concern is contingent upon the successful licensing of the aforementioned television programming. Until such sales transpire, no salaries are being incurred, or accrued and minimal overhead costs are being donated by the principal shareholders

   The notes included are an integral part of these financial statements

FILMAGIC ENTERTAINMENT, INC.
(A Development Stage Enterprise)

STATEMENT OF CHANGES INSHAREHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 7, 1983 TO DECEMBER 31, 1994

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

FOR THE PERIOD DECEMBER 7, 1983 TO DECEMBER 31, 1994

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

FILMAGIC ENTERTAINMENT, INC.
(A Development Stage Enterprise)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 7, 1983 TO DECEMBER 31, 1994

Net Loss 1992                                                    (70,200)


Balance 12/31/92         73,230,000     7,323     1,900,708     (1,417,831)


Net Loss 1993                                                    (70,200)

Balance 12-31-93         73,230,000     7,323     1,900,708     (1,488,031)


One for Ten Reverse     (65,906,994)
Stock
Spilt 8/25/94

Net Loss for the 12
Months                                                           (70,000)
Ended December 31,1994


Balance 12/31/94          7,323,006     7,323     1,900,708     (1,558,031)