Form 10-K
period 1996-12-31
FILMAGIC ENTERTAINMENT CORPORATION
filed 1998-04-28
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31,1996

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

     The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on December 31, 1996, was approximately $5,492,255.00. The number of shares of Common Stock, $0.0001 par value, outstanding on December 31, 1996, was 7,323,006 shares, held by 221 shareholders.

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

  Item 4.             Security Ownership of Certain Beneficial Owners and
                                Management

The following "Table" represents the Ownership of Certain Beneficial Owners and Management as of December 31, 1996:

(1)Title of Class (2)Name and Address (3)Amount and Nature  (4)Percent of
of beneficial owner of beneficial ownership    Class**

Common Stock
Par value $.0001
                    Rowland Mosser                1,030,583       0.14%*
                    1211 N. Kings Rd. #211
                    West Hollywood, Ca. 90069

                    Drones Financial Ltd.           500,000       0.068%
                    Union Bank Plaza Suite 2600
                    445 South Figueroa Street
                    Los Angeles, CA 90071-1630

                    Twin Rainbow Investment         800,000       0.109%*
                    P.O. Box 552
                    Lakeport, CA 95453

                    Ronald F. Weber               1,030,582       0.14%
                    1221 N. Kings Rd.
                    West Hollywood, Ca. 90069

     *Denotes Offices or Directors
     ** Based on 7,323,000 shares issued and outstanding, one class



Item 5.                  Directors and Executive Officers

     Mr. Rowland J. Mosser: Age 58, CEO, and Director. Mr. Mosser has an extensive background in the motion picture/television industries.

     Mr. Ronald F. Weber: Age 62, Director, Mr. Weber has been an investment banker and has been involved in corporate acquisitions and venture capital for many years.

     Ms. Jayne Coronado: Age 48, Director. Ms. Coronado has had extensive experience in office management. She also has much experience as a corporate secretary.

Item 6.   Executive Compensation- See Note 7 Financials


Item 7.   Legal Proceedings

     The Company is not involved in any legal proceedings as of the date of this filing.

Item 8. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

     The free-trading shares of the Company's stock have been traded in the Over the Counter Market (OTC), "pink sheets" and have been subject to sporadic trading and pricing. During the past year the stock has traded as low as $.03-$.08 (bid) and $.05- $.12 (ask). The shares of common stock have not been traded on any "exchange."


              The Company has not paid any dividends to date.

Item 9    Recent Sales of Unregistered Securities

          None

Item 10   Description of Registrants Securities to be registered

     The Company is authorized to issue 20,000,000 shares of Common Stock, all one class, with a par value of $.001. As of the date of this filing there were 7,323,000 shares issued and outstanding.

Item 11   Indemnification of Directors and Officers

          Not Applicable

Item 12   Financial Statements and Supplementary Data

          Not Applicable.  See item 15.

Item 13 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None

Item 14   Financial Statements and Exhibits

          Registrants, Filmagic Entertainment Corporation, includes the following information with this filing:
          a. Balance Sheets:  1995, 1996
          b. Income Statements:    1994, 1995, and 1996
          c. Statement of Stockholders Equity: Inception to Present

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

                                         FILMAGIC ENTERTAINMENT CORPORATION
                                                                 REGISTRANT

                                         By:/s/R. Bruce Harris
                                            -------------------------------
                                            R. Bruce Harris, President

                    Filmagic Entertainment Corporation
                            Balance Sheet 1996


ASSETS:
                                              DEC. 31, 1995   DEC. 31,1996
CASH                                                  $0.00          $0.00
INTEREST RECEIVABLE  (NOTE 3)                         $0.00          $0.00
NOTES RECEIVABLE                                      $0.00          $0.00

TOTAL CURRENT ASSETS                                  $0.00          $0.00

PATENT RIGHTS- NET                                    $0.00          $0.00
FILM LIBRARY     (NOTE 4)                       $280,000.00    $210,000.00
OTHER ASSETS- PROMOTIONAL MATERIAL                    $0.00          $0.00
ORGANIZATION EXPENSES                                 $0.00          $0.00

TOTAL ASSETS                                    $280,000.00    $210,000.00

LIABILITIES & EQUITY
ACCOUNTS PAYABLE                                      $0.00          $0.00
INTEREST PAYABLE                                      $0.00          $0.00

TOTAL CURRENT LIABILITIES                             $0.00          $0.00

NOTES PAYABLE- INVESTMENT ADVISOR (NOTE 5)            $0.00          $0.00
NOTE PAYABLE- SHAREHOLDER  (NOTE 3)                   $0.00          $0.00

TOTAL LIABILITIES                                     $0.00          $0.00

COMMON STOCK                                      $7,323.00      $7,323.00
PAID IN CAPITAL                               $1,900,708.00  $1,900,708.00
RETAINED EARNINGS                           ($1,628,031.00) ($1,698,031.00)

TOTAL EQUITY                                    $280,000.00    $210,000.00

TOTAL LIABILITIES & EQUITY                      $280,000.00    $210,000.00

 The Accompanying Notes Are an Integral Part of These Financial Statements
                    Filmagic Entertainment Corporation


                             INCOME STATEMENT


INCOME                                  YEAR ENDING   YEAR ENDING   YEAR ENDING
                                          12/31/94     12/31/95       12/31/96
DEBT REDUCTION                                     $             $             $
CANCELLATION OF DEBT-SHAREHOLDER                   $             $             $
INTEREST INCOME                                    $             $             $

TOTAL INCOME                                       $             $             $

EXPENSE
WRITE DOWN OF VIDA INVENTORY                       $             $             $
INVESTMENT ADVISOR FEES                            $             $             $
PATENT AMORTIZATION                                $             $             $
PROFESSIONAL FEES                                  $             $             $
FILM STORAGE CHARGES                               $             $             $
TRAVEL                                             $             $             $
                                                                               -
DEPRECIATION                                       $             $             $
OFFICE EXPENSE                                     $             $             $
                                                                 -             -
PUBLIC RELATIONS                                   $             $             $
INTEREST- AMORTIZATION                       $70,000       $70,000       $70,000
INVESTMENT WRITE-OFF-PATENT                        $             $             $
TAXES                                              $             $             $
CONTRACTED FEES                                    $             $             $
ORGANIZATION EXPENSE-AMORTIZATION                  $             $             $

TOTAL EXPENSE                                $70,000       $70,000       $70,000

NET LOSS                                   $<70,000>     $<70,000>     $<70,000>

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

FOR THE PERIOD DECEMBER 7, 1983 TO DECEMBER 31, 1996

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

FILMAGIC ENTERTAINMENT, INC.
(A Development Stage Enterprise)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 7, 1983 TO DECEMBER 31, 1996

Shareholder Donation 1987       -           -        6,700          -

Net Loss                        -           -          -         (55,278)


Balance- 12/31/87           73,230,000    7,323    1,000,708    (653,444)


Acquistion of Filmagic,Inc
1,988                           -           -       800,000         -

Net Loss 1988                   -           -          -        (202,612)


Balance 12/31/88            73,230,000    7,323    1,800,708    (856,056)


Cancellation of Note
Relative to Purchase of
Film                            -           -       100,000         -
Library 1989

Net Loss 1989                   -           -          -        (340,532)


Balance- 12/31/89           73,230,000    7,323    1,900,708   (1,196,588)


Net Loss 1990                                                   (180,007)


Balance 12/31/90            73,230,000    7,323    1,900,708   (1,376,595)


Net Income 1991                                                   28,964


Balance 12-31-91            73,230,000    7,323    1,900,708   (1,347,631)


Net Loss 1992                                                    (70,200)


Balance 12/31/92            73,230,000    7,323    1,900,708   (1,417,831)


Net Loss 1993                                                    (70,200)
Balance 12-31-93            73,230,000    7,323    1,900,708   (1,488,031)


One for Ten Reverse Stock  (65,906,994)
Spilt 8/25/94

Net Loss for the 12 Months                                       (70,000)
Ended December 31,1994


Balance 12/31/94            7,323,006     7,323    1,900,708   (1,558,031)


Net Loss                                                         (70,000)


Balance 12/31/95            7,323,006     7,323    1,900,708   (1,628,031)


Net Loss 1996                                                    (70,000)


Balance 12-31-96            7,323,006     7,323    1,900,708   (1,698,031)