Form 10-K
period 1997-12-31
FILMAGIC ENTERTAINMENT CORPORATION
filed 1998-04-28
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31,1997

                      Commission File Number: 0-17462

                    FILMAGIC ENTERTAINMENT CORPORATION
      IMMEDIATE PREDECESSOR NAME: "ROEDEINGER MEDICAL SYSTEMS, INC."
                   PREDECESSOR NAME: "COTTON TREE, INC."

          (Exact name of registrant as specified in its charter)

UTAH                                              87-0404991
(State or other jurisdiction of                   (IRS Employer
Incorporation or organization)                    Identification No.)

1152 N. Mountain Suite 210, Upland, CA            91786
(Address of principal executive offices)          (Zip Code)

     Registrant's telephone number including area code: (909) 946-1708

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

     The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on December 31, 1997, was approximately $5,492,255.00. The number of shares of Common Stock, $0.0001 par value, outstanding on December 31, 1997, was 7,323,006 shares, held by 221 shareholders.

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

  Item 4.             Security Ownership of Certain Beneficial Owners and
                                Management

The following "Table" represents the Ownership of Certain Beneficial Owners and Management as of December 31, 1997:

(1)Title of Class (2)Name and Address (3)Amount and Nature  (4)Percent of
                  of beneficial owner of beneficial ownership    Class**


Common Stock
Par value $.0001
                    Rowland J. Mosser             518,276         0.14%*
                    1211 N. King Rd. #211
                    West Hollywood, Ca. 90069

                    Drones Financial Ltd.          500,000        0.068%
                    Union Bank Plaza Suite 2600
                    445 South Figueroa Street
                    Los Angeles, CA 90071-1630

                    Twin Rainbow Investment        800,000        0.109%*
                    P.O. Box 552
                    Lakeport, CA 95453

                    Ronald F. Weber               1,030,582       0.14%
                    1221 N. Kings Rd.
                    West Hollywood, Ca. 90069

     *Denotes Offices or Directors
     ** Based on 7,323,000 shares issued and outstanding, one class


Item 5.                  Directors and Executive Officers

     Mr. R. Bruce Harris: Age 48, CEO, and Director. Mr. Harris has been involved in International Business for many years. Mr. Harris has experience in international mergers and acquisitions, management, and development

     Mr. David L. Shade: Age 51, Director, Corporate Counsel, Mr. Shade has been involved in all phases of corporate law, investment banking, real estate development and entertainment acquisitions.

     Ms. Aubrye Harris: Age 23, Director. Ms. Harris was an International Management BS and has many years experience in finance. She has worked with corporate accounts, financial planning and account analysis.


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

          Not Applicable.  See item 15.

Item 13 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None

Item 14   Financial Statements and Exhibits

          Registrants, Filmagic Entertainment Corporation, includes the following information with this filing:
          a. Balance Sheets:  1996, 1997
          b. Income Statements:    1995, 1996, and 1997
          c. Statement of Stockholders Equity: Inception to Present

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

                                         FILMAGIC ENTERTAINMENT CORPORATION
                                                                 REGISTRANT

                                       By:/s/R.Bruce Harris
                                          ---------------------------------
                                          R. Bruce Harris, President

                   Filmagic Entertainment Corporation
                            Balance Sheet 1997


ASSETS:
                                               DEC. 31, 1996    DEC. 31,1997
CASH                                                   $0.00           $0.00
INTEREST RECEIVABLE  (NOTE 3)                          $0.00           $0.00
NOTES RECEIVABLE                                       $0.00           $0.00

TOTAL CURRENT ASSETS                                   $0.00           $0.00

PATENT RIGHTS- NET                                     $0.00           $0.00
FILM LIBRARY     (NOTE 4)                        $210,000.00     $140,000.00
OTHER ASSETS- PROMOTIONAL MATERIAL                     $0.00           $0.00
ORGANIZATION EXPENSES                                  $0.00           $0.00

TOTAL ASSETS                                     $210,000.00     $140,000.00

LIABILITIES & EQUITY
ACCOUNTS PAYABLE                                       $0.00           $0.00
INTEREST PAYABLE                                       $0.00           $0.00

TOTAL CURRENT LIABILITIES                              $0.00           $0.00

NOTES PAYABLE- INVESTMENT ADVISOR (NOTE 5)             $0.00           $0.00
NOTE PAYABLE- SHAREHOLDER  (NOTE 3)                    $0.00           $0.00

TOTAL LIABILITIES                                      $0.00           $0.00

COMMON STOCK                                       $7,323.00       $7,323.00
PAID IN CAPITAL                                $1,900,708.00   $1,900,708.00
RETAINED EARNINGS                            ($1,698,031.00) ($1,768,031.00)

TOTAL EQUITY                                     $210,000.00     $140,000.00

TOTAL LIABILITIES & EQUITY                       $210,000.00     $140,000.00

 The Accompanying Notes Are an Integral Part of These Financial Statements
                    Filmagic Entertainment Corporation


                             INCOME STATEMENT

INCOME                                YEAR ENDING   YEAR ENDING   YEAR ENDING
                                        12/31/95     12/31/96       12/31/97
DEBT REDUCTION                                   $            $               $
CANCELLATION OF DEBT-SHAREHOLDER                 $            $               $
INTEREST INCOME                                  $            $               $

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

FOR THE PERIOD DECEMBER 7, 1983 TO DECEMBER 31, 1997

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

FILMAGIC ENTERTAINMENT, INC.
(A Development Stage Enterprise)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 7, 1983 TO DECEMBER 31, 1997

Shareholder Donation 1987       -           -          6,700          -

Net Loss                        -           -            -         (55,278)


Balance- 12/31/87          73,230,000     7,323      1,000,708    (653,444)


Acquistion of
Filmagic,Inc                    -           -         800,000         -
1,988

Net Loss 1988                   -           -            -        (202,612)


Balance 12/31/88           73,230,000     7,323      1,800,708    (856,056)


Cancellation of Note
Relative to Purchase of
Film                            -           -         100,000         -
Library 1989

Net Loss 1989                   -           -            -        (340,532)


Balance- 12/31/89          73,230,000     7,323      1,900,708   (1,196,588)


Net Loss 1990                                                     (180,007)


Balance 12/31/90           73,230,000     7,323      1,900,708   (1,376,595)


Net Income 1991                                                     28,964


Balance 12-31-91           73,230,000     7,323      1,900,708   (1,347,631)


Net Loss 1992                                                      (70,200)


Balance 12/31/92           73,230,000     7,323      1,900,708   (1,417,831)


Net Loss 1993                                                      (70,200)
Balance 12-31-93           73,230,000     7,323      1,900,708   (1,488,031)


One for Ten Reverse Stock (65,906,994)
Spilt 8/25/94

Net Loss for the 12                                                (70,000)
Months
Ended December 31,1994


Balance 12/31/94            7,323,006     7,323      1,900,708   (1,558,031)


Net Loss                                                           (70,000)


Balance 12/31/95            7,323,006     7,323      1,900,708   (1,628,031)


Net Loss 1996                                                      (70,000)


Balance 12-31-96            7,323,006     7,323      1,900,708   (1,698,031)


Net Loss 1997                                                      (70,000)


Balance 12/31/97            7,323,006     7,323      1,900,708   (1,768,031)