Form 10-K
period 1998-12-31
FILMAGIC ENTERTAINMENT CORPORATION
filed 2000-07-17
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: December 31, 1998

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

         Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 pr 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on December 31, 1998, was approximately $_______. The number of shares of Common Stock, $0.0001 par value, outstanding on December 31, 1998, was 7,323,006 shares, held by 221 shareholders.

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

              It will be the business of the Company to do the following:

              Filmagic  owns a library of television  programming  consisting of
                                     943 one half hour
              Programs in a variety of  formats.This  "library" is being used as follows:

          1. Develop a dot-com type of business involving the present library for use in the new emerging internet marketing to fill the growing demand for viewing films on-line.
          2. Distribute this programming to existing television stations in the United States and Canada through direct solicitation in both conventional and digital means
          3. License this programming for use by Low Power Television stations, Cable, and or Pay-For-Viewing television services through direct solicitation and on-line.
          4. Acquire additional programming, both serial and theatrical, for distribution as provided for in paragraphs 1,2& 3 above.

                  In addition,  Filmagic has been  discussing the possibility of acquiring other libraries that can be converted to both digital and on-line formats in an attempt to get the company back to an active income stream. In its capacity as "distributor," it owns all of the "rights," worldwide, to the movies in perpetuity. Most of its distribution efforts in the past were done through "sub-distributors" on a commission basis and for the past several years, with prior management had not move the company past the development stages. The new management has begun actively accessing the changing market and will focus developing the company's existing library for use in both internet and the increased demand for friendly films.

                  It is  the  company's  intention  to  continue  this  type  of distribution business, and already has several other similar transactions in various stages of completion. The company will additionally seek other opportunities for acquisitions and mergers that can benefit the shareholders.


Item 2.                        Financial Information

         The activities of the Company in 1985, 1986, and 1987 (Roedeinger Medical Systems, Inc.) were devoted primarily to the refinement of the VIDA Heart Monitor and the development of a viable marketing program. There were no products sold as such and Company could be deemed to be a development Stage Company.

         The acquisition of Filmagic Incorporated in August of 1988 placed the Company in the entertainment business. The continuation of the Company as a viable entity is dependent on the successful marketing of the acquired library of television programming, and it entered into a tentative licensing agreement with a distributor in Australia. Shortly after this period the company went through various changes in both management, board and other controlling factors which thrust the company into a continued development stage. Additionally, the company went delinquent on its required filings, thus putting the company into a non-trading status until the current management came on board this year to bring all filings into a current status. Because the company does not currently have an active income stream, management feels that there may have to issue stock to pay any operational costs that may occur. Management feels that with several of the opportunities currently on the table, the company can begin generating an income stream by year end 1999.

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

Item 4.           Security Ownership of Certain Beneficial Owners and Management

The following "Table"  represents the Ownership of Certain Beneficial Owners and
                       Management as of December 31, 1997:

--------------------------------------------------------------------------------
(1) Title of   (2) Name and Address of  (3) Amount and Nature of  (4) Percent of
    Class          beneficial owner         beneficial ownership      Class**

--------------------------------------------------------------------------------

Common Stock
Par value $.0001

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

Item 8. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

         The free-trading shares of the Company's stock had been traded in the Over the Counter Market (OTC), "pink sheets" and had been subject to sporadic trading and pricing during a period over four years ago. The stock has not actively traded on neither of the above two markets in the past several years. During this past year there has been zero trading on either market. The last time the stock traded actively, it was traded for as low as $.03-$.08 (bid) and $.05-$.12 (ask). The shares of common stock have not been traded on any "exchange." The company does however, once all filing are brought current, intend on filing the necessary documentation to get this company trading actively.


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

              Not Applicable

Item 12       Financial Statements and Supplementary Data

              Not Applicable.  See item 15.


Item 13 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

              None






Item 14       Financial Statements and Exhibits

              Registrants, Filmagic Entertainment Corporation, includes the following information with this filing:
              a. Balance Sheets:        1997, 1998
              b. Income Statements:     1996, 1997, and 1998
              c. Statement of Stockholders Equity: Inception to Present

                                                              SIGNATURE

         Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this regulation statement to be signed on its behalf by the undersigned, hereunto duly authorized.

                                             FILMAGIC ENTERTAINMENT CORPORATION
                                             ----------------------------------
                                                         REGISTRANT

                                               By:_____________________________

                       Filmagic Entertainment Corporation
                               Balance Sheet 1997


ASSETS:
                                              DEC. 31, 1997         DEC. 31,1998
                                            ------------------------------------
CASH                                                  $0.00               $0.00
INTEREST RECEIVABLE  (NOTE 3)                         $0.00               $0.00
NOTES RECEIVABLE                                      $0.00               $0.00
                                            ------------------------------------

TOTAL CURRENT ASSETS                                  $0.00               $0.00

PATENT RIGHTS- NET                                    $0.00               $0.00
FILM LIBRARY     (NOTE 4)                       $140,000.00          $10,000.00
OTHER ASSETS- PROMOTIONAL MATERIAL                    $0.00               $0.00
ORGANIZATION EXPENSES                                 $0.00               $0.00
                                            ------------------------------------

TOTAL ASSETS                                    $140,000.00          $10,000.00
                                            ====================================

LIABILITIES & EQUITY
ACCOUNTS PAYABLE                                      $0.00               $0.00
INTEREST PAYABLE                                      $0.00               $0.00
                                            ------------------------------------

TOTAL CURRENT LIABILITIES                             $0.00               $0.00

NOTES PAYABLE- INVESTMENT ADVISOR (NOTE 5)            $0.00               $0.00
NOTE PAYABLE- SHAREHOLDER  (NOTE 3)                   $0.00               $0.00
                                            ------------------------------------

TOTAL LIABILITIES                                     $0.00               $0.00

COMMON STOCK                                      $7,323.00           $7,323.00
PAID IN CAPITAL                               $1,900,708.00       $1,900,708.00
RETAINED EARNINGS                           ($1,768,031.00)      ($1,898,031.00)
                                            ------------------------------------

TOTAL EQUITY                                    $140,000.00          $10,000.00
                                            ------------------------------------

TOTAL LIABILITIES & EQUITY                      $140,000.00          $10,000.00
                                            ====================================

    The Accompanying Notes Are an Integral Part of These Financial Statements
                       Filmagic Entertainment Corporation


                                INCOME STATEMENT




INCOME                                YEAR ENDING   YEAR ENDING     YEAR ENDING
                                        12/31/96     12/31/97         12/31/98
DEBT REDUCTION                      $             $            $
CANCELLATION OF DEBT-SHAREHOLDER    $             $            $
INTEREST INCOME                     $             $            $
                                    --------------------------------------------

TOTAL INCOME                         $            $            $
                                    --------------------------------------------

EXPENSE
WRITE DOWN OF VIDA INVENTORY        $             $            $     130,000
INVESTMENT ADVISOR FEES             $             $            $
PATENT AMORTIZATION                 $             $            $
PROFESSIONAL FEES                   $             $            $
FILM STORAGE CHARGES                $             $            $
TRAVEL                              $             $            $               -

DEPRECIATION                        $             $            $
OFFICE EXPENSE                      $             $           -$               -
PUBLIC RELATIONS                    $             $            $
INTEREST- Amortization              $      70,000 $     70,000 $
INVESTMENT WRITE-OFF-PATENT         $             $            $
TAXES                               $             $            $
CONTRACTED FEES                     $             $            $
ORGANIZATION EXPENSE-AMORTIZATION   $             $            $
                                    --------------------------------------------

TOTAL EXPENSE                       $      70,000 $     70,000 $     130,000
                                    --------------------------------------------

NET LOSS                            $    (70,000) $   (70,000) $    (130,000)
                                    ============================================

    The Accompanying Notes Are an Integral Part of These Financial Statements

                       Filmagic Entertainment Corporation

                          Notes To Financial Statements

Note 1-Summary of Significant Accounting Policies

Organization

Filmagic Entertainment Corporation ( the "Company") was incorporated in Utah on December 7, 1982 as Cotton Tree, Inc. On July 29, 1985, the Company acquired all of the issued and outstanding shares of MEDX, Inc. (an Arizona Corporation) through a tax free exchange of stock with all of the MEDX shareholders, and changed its name to Roedinger Medical Systems, Inc. The premary business of MEDX was the development and marketing of patented medical products under the names of VIDA and PREVENT.

On September 11,1988, the company acquired all of the outstanding shares of Filmagic Incorporated (a Delaware Corporation) through tax-free exchange of stock, and changed its name to Filmagic Entertainment Corporation (FEC). All shares required for this acquisition (10,000,000 restricted shares) were donated back to the Company by the principal shareholder.

Filmagic Incorporated was organized October 5, 1987. Its principal asset is a library of 947 tape masters of one half-hour television programming. The company's intent was to license these tapes for television and home video viewing in the U.S. and overseas, where such programming is applicable. No such transactions have been made to date.

The Company has conducted minimal operations since inception, and is now inactive.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and equipment

Property and equipment are recorded at cost at the time of acquisition. Depreciation is computed using the straight-line method over a five year period.

Other assets

The film library consist of story rights, production, print, distribution and advertising costs (which benefit future periods), and is stated at the lower of Un-amortized cost or net realizable value.

Income taxes

The company accounts for income taxes in accordance with Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes." Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred tasex. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The deferred tax liabilities represent the future tax return consequences of those differences, which will either be taxable or decutible when the assets and liabilities are recovered or settled.

Use of estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financials statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Earnings per share

Basic earnings per share is calculated based upon the weighted average number of common shares outstanding for the year. The Company had no options or warrants at December 31, 1998 which would have diluted the earnings per share.

Note  2- Basis of Presentation

The Company has no current assets and no revenue generating activities that raises substantial doubt about its ability to continue as a going concern.

Management is presently engaged in activities related to a proposed business combination and other options which would bring about an infusion of capital.

The ability of the Company to continue as a going concern is dependent upon its securing sufficient additional financing and commencing significant operations.

The financial statements do not reflect the effect of the uncertainty of discontinuing operations.

Note 3-Related Party Transactions

Officers of the Company have provided certain services and incurred some costs on behalf of the Company in the years ended 1998 and 1997. However, such services and costs were nominal in amount and such were not valued.

Note 4- Commitments and Contingencies

Charisma, the company storing the film library, is holding the tapes as collateral against storage charges. Management believes the storage agreement was terminated, but due to the lack of capital to pursue the matter, the matter has not been resolved. The asset value of the tapes has been reduced to a nominal amount.

Michael Redinger, a former principal shareholder, has asseted that the Company owes him approximately $75,000 for funds advanced the Company between 1984 and 1987. Management contends that the liability was resolved by exchanging property, equipment and cash.

Management and counsel believer neither claim will adversely affect the Company.

Note 5-  Income Taxes

The Company has a net operating loss carry-forward that may be offset against future taxable income. However, a tax benefit has not been reported in the accompanying financial statements because of the uncertainty of the utilization of the carry-forward. Accordingly, the approximate tax benefit of the loss carry-forward has been offset by a valuation allowance.

The Company has not filed income tax returns since 1996.

                                              1998          1997         1996
                                            ----------------------------------

         Net operating loss Carry-Forward   $750,000     $750,000     $750,000

         Valuation allowance                (750,000)    (750,000)    (750,000)
                                            ----------------------------------

         Income tax benefit                 $   ---      $   ----     $  ----
                                            ==================================


The net operating loss carry-forwards expire through 2010 if not used.







      The notes included are an integral part of these financial statements