Form 10-Q
period 1999-09-30
FILMAGIC ENTERTAINMENT CORPORATION
filed 2000-07-17
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    -----------------------------------------

                                    FORM 10-Q
                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.
                    -----------------------------------------


For the quarter ended:  September 30,1999        Commission file number: 0-17462


                       FILMAGIC ENTERTAINMENT CORPORATION
          IMMEDIATE PREDECESSOR NAME: "ROEDEINGER MEDICAL SYSTEMS Inc."
                      PREDECESSOR NAME: "COTTON TREE, Inc."
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)



UTAH                                                87-0404991
----                                                ----------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      Identification No.)


545  N. Mountain Ave. Ste 208  Upland, CA.            91786
--------------------------------------------        ----------
(Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code   (909)946-1708
                                                    --------------------------


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


         As of 9-30-99, there were 7,323,006 shares of common stock outstanding.

                       FILMAGIC ENTERTAINMENT CORPORATION
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1999


                                      INDEX

PART I. - FINANCIAL INFORMATION                                         Page No.

         Item 1.           Financial Statements

         Balance Sheet as of  September 30, 1999 and                        3
         December 31, 1998

         Statement of Operations for the three months                       4
         Ended September 30, 1999 and 1998

         Statement of Cash Flows for the three months                       5
         Ended September 30, 1999 and 1998

         Notes to Financial Statements                                      6


PART II. - OTHER INFORMATION

         Item 1.           Legal Proceedings                                7

         Item 2.           Changes in Securities                            7

         Item 3.           Defaults by the Company upon its
                           Senior Securities                                7

         Item 4.           Submission of Matter to a Vote of
                           Security Holders                                 7

         Item 5.           Other Information                                7

         Item 6.           Exhibits and Reports of Form 8-K                 7

         SIGNATURES                                                         8

                         PART I. - FINANCIAL INFORMATION


Item 1.  Financial Statements

                       FILMAGIC ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

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
                                              ===============================

                       FILMAGIC ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
              THREE MONTHS PERIOD ENDED SEPTEMBER 30, 1999 AND 1998
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




                             Prepared without audit

                       FILMAGIC ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 1999 AND 1998
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
                                                       =====         =====


                             Prepared without audit

                       FILMAGIC ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                       STATEMENT OF INFORMATION FURNISHED


1.       Statement of Information Furnished

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three months ended September 30, 1999 and 1998 and the cash flows for the three months ended September 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principals and practices and applied consistently with those used in the preparation of the Company's 1998 Annual Report on Form 10-K.

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

(Registrant)





By:                                        By:
    --------------------------------          -------------------------------
      President and Chief Operations                 Principal Financial and
      Officer                                        Accounting Officer


Date:                                      Date:
      ------------------------------             ----------------------------