Form 10-K
period 1999-12-31
FILMAGIC ENTERTAINMENT CORPORATION
filed 2000-07-17
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: December 31,1999

                         Commission File Number: 0-17462

                       FILMAGIC ENTERTAINMENT CORPORATION
         IMMEDIATE PREDECESSOR NAME: "ROEDEINGER MEDICAL SYSTEMS, INC."
                      PREDECESSOR NAME: "COTTON TREE, INC."

             (Exact name of registrant as specified in its charter)

UTAH                                                             87-0404991
(State or other jurisdiction of                                (IRS Employer
Incorporation or organization)                               Identification No.)

545 N. Mountain Suite 208, Upland, CA                              91786
(Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number including area code: (909) 946-1708

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.0001 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 pr 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES X   NO
                                               ---    ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on December 31, 1998 was unavailable as the stock has inactive for the prior couple of years. The number of shares of Common Stock, $0.0001 par value, outstanding on December 31, 1999, was 8,263,006 shares, held by 222 shareholders.

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

         2. Distribute this programming to existing television stations in the United States and Canada through direct solicitation in both conventional and digital means.

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

                  The Company  additionally  has  completed  bringing all of its audits current as of the filing of this 10K report and intends on preparing all necessary documents required to re-activate trading of this Company under its current operations. The Company's management has been actively seeking opportunities and additional management that will bring new opportunities to the table for consideration. The Company has also been able to attract the interest of a small number of investors willing to put capital towards addressing these opportunities. Most of these the Company intends on bringing to some form of completion during the later part of the 2nd quarter,2000 or early part of the 3rd quarter, 2000.

Item 2.                      Financial Information

         The activities of the Company in 1985, 1986, and 1987 (Roedeinger Medical Systems,

Inc.) were devoted primarily to the refinement of the VIDA Heart Monitor and the development of a viable marketing program. There were no products sold as such and Company could be deemed to be a development Stage Company.

         The acquisition of Filmagic Incorporated in August of 1988 placed the Company in the entertainment business. The continuation of the Company as a viable entity is dependent on the successful marketing of the acquired library of television programming, and it entered into a tentative licensing agreement with a distributor in Australia. Shortly after this period the company went through various changes in both management, board and other controlling factors which thrust the company into a continued development stage. Additionally, the company went delinquent on its required filings, thus putting the company into a non-trading status until the current management came on board this year to bring all filings into a current status. As stated in the 1998 10K filing the Company's management had to issue stock (144 restricted) in order to have had the funds necessary to complete all of the legal and accounting work that was required this past year. As a result, however, the Company is now in a position to file the necessary paperwork with all of the regulatory agencies necessary for us to reactivate our trading status. This will also allow the Company to begin to negotiate with the pending capital investors that will allow the Company to take advantage of the opportunities presently under review.
Management feels that most of these will be brought into a completion stage during the 2000 year of operation.

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

Item 4.  Security Ownership of Certain Beneficial Owners and Management

The following "Table"  represents the Ownership of Certain Beneficial Owners and Management
                                 as of December 31, 1999:
-------------------------------------------------------------------------------------------
(1) Title of Class      (2) Name and Address      (3) Amount and Nature      (4) Percent of
                         of beneficial owner       of beneficial ownership      Class**

-------------------------------------------------------------------------------------------

Common Stock
Par value $.0001

                           Drones Financial Ltd.               500,000           0.068%
                           Union Bank Plaza Suite 2600
                           445 South Figueroa Street
                           Los Angeles, CA 90071-1630

         *Denotes Offices or Directors
         ** Based on 8,263,000 shares issued and outstanding, one class

Item 5.                      Directors and Executive Officers

         Mr. R. Bruce Harris: Age 49, CEO, and Director. Mr. Harris has been involved in International Business for many years. Mr. Harris has experience in international mergers and acquisitions, management, and development

         Mr. Frank DeSantis: Age 43, Director, Corporate Counsel, Mr. DeSantis has been involved in all phases of corporate law, investment banking, trial litigation, contracts, and franchise agreements.

         Ms. Aubrye Harris: Age 25, Director. Ms. Harris was an International Management BS and has many years experience in finance. She has worked with corporate accounts, financial planning and account analysis.


Item 6.           Executive Compensation- See Note 7 Financials

Item 7.                         Legal Proceedings

         The Company is not involved in any legal proceedings as of the date of this filing.

Item 8. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

         The free-trading shares of the Company's stock had been traded in the Over the Counter Market (OTC), "pink sheets" and had been subject to sporadic trading and pricing during a period over four years ago. The stock has not actively traded on neither of the above two markets in the past several years. During this past year there has been zero trading on either market. The last time the stock traded actively, it was traded for as low as $.03-$.08 (bid) and $.05- $.12 (ask). The shares of common stock have not been traded on any "exchange." The company does however, once all filing are brought current, intend on filing the necessary documentation to get this company trading actively.

                 The Company has not paid any dividends to date.

Item 9           Recent Sales of Unregistered Securities

         The Company issued 940,000 shares of 144 restricted stock to Triad Investments International of Hong Kong in exchanges for them supplying the services and investment background for the past 12months. As the Company was not in a capital position to cover any capital required for accounting, legal or merger and acquisition advise Traid provide the capital in exchange for stock.

Item 10          Description of Registrants Securities to be registered

         The Company is authorized to issue 20,000,000 shares of Common Stock, all one class, with a par value of $.001. As of the date of this filing there were 8,263,006 shares issued and outstanding.

Item 11          Indemnification of Directors and Officers

                 Not Applicable

Item 12          Financial Statements and Supplementary Data

                 Not Applicable.  See item 15.

Item 13 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

                 None

Item 14          Financial Statements and Exhibits

                 Registrants, Filmagic Entertainment Corporation, includes the following information with this filing:
                 a. Balance Sheets:        1998, 1999
                 b. Income Statements:     1997, 1998, and 1999
                 c. Statement of Stockholders Equity: Inception to Present

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

                                              FILMAGIC ENTERTAINMENT CORPORATION
                                              ----------------------------------
                                                          REGISTRANT

                                              By:
                                                 -------------------------------

                       Filmagic Entertainment Corporation

                               Balance Sheet 1998

ASSETS:

                                                DEC. 31, 1998      DEC. 31,1999
                                               ---------------------------------
CASH                                                    $0.00             $0.00
INTEREST RECEIVABLE  (NOTE 3)                           $0.00             $0.00
NOTES RECEIVABLE                                        $0.00             $0.00
                                               ---------------------------------

TOTAL CURRENT ASSETS                                    $0.00             $0.00

PATENT RIGHTS- NET                                      $0.00             $0.00
FILM LIBRARY     (NOTE 4)                          $10,000.00        $10,000.00
OTHER ASSETS- PROMOTIONAL MATERIAL                      $0.00             $0.00
ORGANIZATION EXPENSES                                   $0.00             $0.00
                                               ---------------------------------

TOTAL ASSETS                                       $10,000.00        $10,000.00
                                               =================================

LIABILITIES & EQUITY
ACCOUNTS PAYABLE                                        $0.00             $0.00
INTEREST PAYABLE                                        $0.00             $0.00
                                               ---------------------------------

TOTAL CURRENT LIABILITIES                               $0.00             $0.00

NOTES PAYABLE- INVESTMENT ADVISOR (NOTE 5)              $0.00             $0.00
NOTE PAYABLE- SHAREHOLDER  (NOTE 3)                     $0.00             $0.00
                                               ---------------------------------

TOTAL LIABILITIES                                       $0.00             $0.00

COMMON STOCK                                        $7,323.00         $8,263.00
PAID IN CAPITAL                                 $1,900,708.00     $1,900,708.00
RETAINED EARNINGS                              ($1,898,031.00)   ($1,898,031.00)
                                               ---------------------------------

TOTAL EQUITY                                       $10,000.00        $10,000.00
                                               ---------------------------------

TOTAL LIABILITIES & EQUITY                         $10,000.00        $10,000.00
                                               =================================

    The Accompanying Notes Are an Integral Part of These Financial Statements
                       Filmagic Entertainment Corporation

                                INCOME STATEMENT

INCOME                              YEAR ENDING  YEAR ENDING   YEAR ENDING
                                      12/31/97    12/31/98      12/31/99
DEBT REDUCTION                     $            $             $
CANCELLATION OF DEBT-SHAREHOLDER   $            $             $
INTEREST INCOME                    $            $             $
                                   -------------------------------------------

TOTAL INCOME                       $            $             $
                                   -------------------------------------------

EXPENSE

WRITE DOWN OF VIDA INVENTORY       $            $  130,000    $


INVESTMENT ADVISOR FEES            $            $             $
PATENT AMORTIZATION                $            $             $
PROFESSIONAL FEES                  $            $             $
FILM STORAGE CHARGES               $            $             $
TRAVEL                             $            $             $           -

DEPRECIATION                       $            $             $
OFFICE EXPENSE                     $            $        -    $           -
PUBLIC RELATIONS                   $            $             $
INTEREST-AMORTIZATION              $  70,000    $  130,000    $
INVESTMENT WRITE-OFF-PATENT        $            $             $
TAXES                              $            $             $
CONTRACTED FEES                    $            $             $
ORGANIZATION EXPENSE-AMORTIZATION  $            $             $
                                   -------------------------------------------

TOTAL EXPENSE                      $  70,000    $  130,000    $           -
                                   -------------------------------------------

NET LOSS                           $ (70,000)   $ (130,000)   $           -
                                   ===========================================




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

Note  2-Basis of Presentation

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

Note 4-Commitments and Contingencies

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

Note 5-Income Taxes

The Company has a net operating loss carry-forward that may be offset against future taxable income. However, a tax benefit has not been reported in the accompanying financial statements because of the uncertainty of the utilization of the carry-forward. Accordingly, the approximate tax benefit of the loss carry-forward has been offset by a valuation allowance.

The Company has not filed income tax returns since 1996.

                                      1999             1998            1997
                                   --------------------------------------------

Net operating loss Carry-Forward   $750,000          $750,000         $750,000

Valuation allowance                (750,000)         (750,000)        (750,000)
                                   --------------------------------------------

Income tax benefit                 $     ---         $   ----         $  ----
                                   --------------------------------------------

The net operating loss carry-forwards expire through 2010 if not used.


      The notes included are an integral part of these financial statements