Form 10-Q
period 2000-03-31
FILMAGIC ENTERTAINMENT CORPORATION
filed 2000-07-17
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                    FORM 10-Q
                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.

                      -------------------------------------


For the quarter ended:  March 31, 2000           Commission file number: 0-17462


                       FILMAGIC ENTERTAINMENT CORPORATION
          IMMEDIATE PREDECESSOR NAME: "ROEDEINGER MEDICAL SYSTEMS Inc."
                      PREDECESSOR NAME: "COTTON TREE, Inc."
                      -------------------------------------
             (Exact name of registrant as specified in its charter)



UTAH                                                         87-0404991
----                                                         ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)


545  N. Mountain Ave. Ste 208  Upland, CA.                       91786
--------------------------------------------                 -----------------
(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code           (909)946-1708
                                                             -----------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes__X__ No _____


     As of 3-31-00, there were 8,263,006 shares of common stock outstanding.

                       FILMAGIC ENTERTAINMENT CORPORATION
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2000


                                      INDEX

PART I. - FINANCIAL INFORMATION                                         Page No.

  Item 1.   Financial Statements

         Balance Sheet as of  March 31, 2000 and                           3
         December 31, 1999

         Statement of Operations for the three months                      4
         Ended March 31, 2000 and 1999

         Statement of Cash Flows for the three months                      5
         Ended March 31, 2000  and 1999

         Notes to Financial Statements                                     6


PART II. - OTHER INFORMATION

  Item 1.   Legal Proceedings                                              7

  Item 2.   Changes in Securities                                          7

  Item 3.   Defaults by the Company upon its                               7
            Senior Securities

  Item 4.   Submission of Matter to a Vote of                              7
            Security Holders

  Item 5.   Other Information                                              7

  Item 6.   Exhibits and Reports of Form 8-K                               7

  SIGNATURES                                                               8

                         PART I. - FINANCIAL INFORMATION


Item 1.     Financial Statements

                       FILMAGIC ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                         1999                         2000
                                        Audited


  Current Assets                          $0.00                         $0.00

  Property and Equipment - Net            $0.00                         $0.00

  Other Assets                       $10,000.00                   $ 10,000.00
                                 -----------------------------------------------


  Total Assets                       $10,000.00                   $ 10,000.00
                                 ===============================================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


  Current Liabilities                     $0.00                         $0.00

  Long Term Liabilities                   $0.00                         $0.00

  Stockholders' Equity              $ 10,000.00                   $ 10,000.00
                                 -----------------------------------------------


  Total Liabilities and
  Stockholders' Equity              $ 10,000.00                   $ 10,000.00
                                 ===============================================

                       FILMAGIC ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                THREE MONTHS PERIOD ENDED MARCH 31,2000 AND 1999
                                    UNAUDITED

                                                     1999         2000

Sales, Net of Returns and Discounts                    $0.00       $0.00


Cost of Goods Sold                                     $0.00       $0.00

                                                   ---------   ---------

Gross Profit                                           $0.00       $0.00

Operating Expenses
     Selling, General and Administrative               $0.00       $0.00
                                                   ---------   ---------
Operating (Loss)                                       $0.00       $0.00

Operating Income (Expense)
     Interest Expense                                  $0.00       $0.00
     Interest Income                                   $0.00       $0.00
                                                   ---------   ---------
(Loss) Before Income Taxes                             $0.00       $0.00
                                                   ---------   ---------
Income Taxes                                           $0.00       $0.00
                                                   ---------   ---------

Net (Loss)                                             $0.00       $0.00
                                                   =========   =========

Net (Loss) Per Share of Common Stock                   $0.00       $0.00
                                                   =========   =========

Weighted Average Number of Shares Outstanding      7,323,006   8,263,006


                             Prepared without audit

                       FILMAGIC ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2000 AND 1999
                                    UNAUDITED

                                                            2000   1999

Cash Flows from Operating Activities
    Net Loss                                               $0.00   $0.00
        Adjustments to Reconcile Net Loss to Net
              Cash Provided by :
              Operating Activities                         $0.00   $0.00
              Depreciation                                 $0.00   $0.00
              Changes in Assets and Liabilities            $0.00   $0.00
              (Increase) Decrease in Assets                $0.00   $0.00
              Increase (Decrease) in Liabilities           $0.00   $0.00
                                                           -----   -----
             Total Adjustments                             $0.00   $0.00

                                                           -----   -----
             Net Cash Used by Operating Activities         $0.00   $0.00

Cash Flows from Investing Activities
             Property and Equipment Purchases              $0.00   $0.00
                                                           -----   -----
            Net Cash Used in Investing Activities          $0.00   $0.00

Cash Flows from Financing Activities
            Issuance of Common Stock                       $0.00   $0.00
            Loan Proceeds                                  $0.00   $0.00
            Stockholder Loans                              $0.00   $0.00
            Sale of Treasury Stock                         $0.00   $0.00
            Payments on Loan Proceeds                      $0.00   $0.00
                                                           -----   -----

           Net Cash Provided by Financing Activities       $0.00   $0.00

Increase (Decrease) in Cash and Cash Equivalents           $0.00   $0.00

Balance, Beginning of Year                                 $0.00   $0.00
                                                           -----   -----

Balance, End of Year                                       $0.00   $0.00
                                                           =====   =====



                             Prepared without audit

                       FILMAGIC ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                       STATEMENT OF INFORMATION FURNISHED




1.       Statement of Information Furnished

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999 and the cash flows for the three months ended March 31, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principals and practices and applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-K.


         Certain information and footnote disclosures included in the financial statements presented in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10-K.

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




(Registrant)




By: ______________________________                By:___________________________
    President and Chief Operations                 Principal Financial and
    Officer                                        Accounting Officer


Date: ____________________________                Date:_________________________