Form 10-Q
period 2000-06-30
FILMAGIC ENTERTAINMENT CORPORATION
filed 2001-03-01
CIK 846494

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      ----------------------------------


                                   FORM 10-Q
                   Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934.
                   ------------------------------------------


For the quarter ended:  June 30, 2000         Commission file number: 0-17462


                       FILMAGIC ENTERTAINMENT CORPORATION
         IMMEDIATE PREDECESSOR NAME: "ROEDEINGER MEDICAL SYSTEMS Inc."
                     PREDECESSOR NAME: "COTTON TREE, Inc."
                     -------------------------------------
             (Exact name of registrant as specified in its charter)



UTAH                                                   87-0404991
----                                                   ----------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)


1042 N. Mountain Ave.-Ste#348  Upland, CA.                    91786
-------------------------------------------            --------------
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code     (909)949-2834
                                                       --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No _____
                                  -----


    As of 6-30-00, there were 8,263,006 shares of common stock outstanding.

                       FILMAGIC ENTERTAINMENT CORPORATION
                             FOR THE QUARTER ENDED
                                 JUNE 30, 2000


                                     INDEX
                                     -----

PART I. - FINANCIAL INFORMATION                                       Page No.

     Item 1.      Financial Statements

     Balance Sheet as of June 30, 2000 and                                3
     December 31, 1999

     Statement of Operations for the three months                         4
     Ended June 30, 2000 and 1999

     Statement of Cash Flows for the three months                         5
     Ended June 30, 2000 and 1999

     Notes to Financial Statements                                        6


PART II. - OTHER INFORMATION

     Item 1.      Legal Proceedings                                       7

     Item 2.      Changes in Securities                                   7

     Item 3.      Defaults by the Company upon its                        7
                  Senior Securities

     Item 4.      Submission of Matter to a Vote of                       7
                  Security Holders

     Item 5.      Other Information                                       7

     Item 6.      Exhibits and Reports of Form 8-K                        7

     SIGNATURES                                                           8

                        PART I. - FINANCIAL INFORMATION


Item 1.  Financial Statements

                       FILMAGIC ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      JUNE 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                                 1999                       2000

                                                                                Audited
Current assets                                                             $     0.00                   $     0.00

Property and Equipment- Net                                                $     0.00                   $     0.00

Other Assets                                                               $10,000.00                   $10,000.00
                                                                   -----------------------------------------------

Total                                                                      $10,000.00                   $10,000.00
                                                                   ===============================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                           $     0.00               $     0.00

Long Term Liabilities                                         $     0.00               $     0.00

Stockholders' Equity                                          $10,000.00               $10,000.00
                                                  -----------------------------------------------

Total Liabilities and Stockholders' Equity                    $10,000.00               $10,000.00
                                                  ===============================================

                      FILMAGIC ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
               THREE MONTHS PERIOD ENDED JUNE 30, 2000 AND 1999
                                   UNAUDITED


                                                                                1999                    2000
Sales, Net of Returns and Discounts                                         $     0.00              $     0.00


Cost of Goods Sold                                                          $     0.00              $     0.00
                                                             -------------------------------------------------

Gross Profit                                                                $     0.00              $     0.00

Operating Expenses
     Selling, General and Administrative                                    $     0.00              $     0.00
                                                             -------------------------------------------------

Operating (Loss)                                                            $     0.00              $     0.00

Operating Income (Expense)
     Interest Expense                                                       $     0.00              $     0.00
     Interest Income                                                        $     0.00              $     0.00
                                                             -------------------------------------------------

(Loss) Before Income Taxes                                                  $     0.00              $     0.00
                                                             -------------------------------------------------

Income Taxes                                                                $     0.00              $     0.00
                                                             -------------------------------------------------

Net (Loss)                                                                  $     0.00              $     0.00
                                                             =================================================

Net (Loss) Per Share of Common Stock                                        $     0.00              $     0.00
                                                             =================================================


Weighted Average Number of Shares Outstanding                                8,263,006               8,263,006

                            Prepared without audit

                       FILMAGIC ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS PERIOD ENDED JUNE 30, 2000 AND 1999
                                   UNAUDITED


                                                                                   2000                  1999
Cash Flows from Operating Activities
    Net Loss                                                                       $0.00                 $0.00
        Adjustments to Reconcile Net Loss to Net
              Cash Provided by :
              Operating Activities                                                 $0.00                 $0.00
              Depreciation                                                         $0.00                 $0.00
              Changes in Assets and Liabilities                                    $0.00                 $0.00
              (Increase) Decrease in Assets                                        $0.00                 $0.00
              Increase (Decrease) in Liabilities                                   $0.00                 $0.00
                                                                      ----------------------------------------

             Total Adjustments                                                     $0.00                 $0.00
                                                                      ----------------------------------------

             Net Cash Used by Operating Activities                                 $0.00                 $0.00

Cash Flows from Investing Activities
             Property and Equipment Purchases                                      $0.00                 $0.00
                                                                      ----------------------------------------
            Net Cash Used in Investing Activities                                  $0.00                 $0.00

Cash Flows from Financing Activities
            Issuance of Common Stock                                               $0.00                 $0.00
            Loan Proceeds                                                          $0.00                 $0.00
            Stockholder Loans                                                      $0.00                 $0.00
            Sale of Treasury Stock                                                 $0.00                 $0.00
            Payments on Loan Proceeds                                              $0.00                 $0.00
                                                                      ----------------------------------------

           Net Cash Provided by Financing  Activities                              $0.00                 $0.00

Increase (Decrease) in Cash and Cash Equivalents                                   $0.00                 $0.00

Balance, Beginning of Year                                                         $0.00                 $0.00
                                                                      ----------------------------------------

Balance, End of Year                                                               $0.00                 $0.00
                                                                      ========================================

                            Prepared without audit

                      FILMAGIC ENTERTAINMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30/TH/, 2000
                      STATEMENT OF INFORMATION FURNISHED



1.   Statement of Information Furnished
     ----------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30/th/, 2000, the results of operations for the three months ended June 30/th/, 2000 and 1999 and the cash flows for the three months ended June 30/th/, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principals and practices and applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-K.


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

PART II. - OTHER INFORMATION


Item 1.    Legal Proceeding.
----------------------------

Pending litigation is deemed not to have any material impact on the Company's financial position.

Item 2.    Changes in Securities.
---------------------------------

None

Item 3.    Defaults by the Company upon its Senior Securities.
--------------------------------------------------------------

None

Item 4.    Submission of Matter to a Vote of Security Holders.
--------------------------------------------------------------

None

Item 5.    Other Information.
-----------------------------

None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.



(Registrant)



By: /s/ R. Bruce Harris                   By: /s/ F. DeSantis
    ------------------------------           ----------------------------
    President and Chief Operations           Principal Financial and
    Officer                                  Accounting Officer


Date:  2-28-2001                          Date: 2-28-2001
      ----------------------------              -------------------------