Form 10-K/A
period 1999-12-31
FILMAGIC ENTERTAINMENT CORPORATION
filed 2001-04-06
CIK 846494

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 1999

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on December 31, 1998 was unavailable as the stock has inactive for the prior couple of years. The number of shares of Common Stock, $0.0001 par value, outstanding on December 31, 1999, was 7,323,006 shares, held by 222 shareholders.

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
                           Union Bank Plaza Suite 2600
                           445 South Figueroa Street
                           Los Angeles, CA 90071-1630

         *Denotes Offices or Directors
         ** Based on 7,323,006 shares issued and outstanding, one class

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

Item 9           Recent Sales of Unregistered Securities

         The Company issued 940,000 shares of 144 restricted stock to Triad Investments International of Hong Kong in exchanges for them supplying the services and investment background for the past 12months. These shares shall be issued during first quarter 2001, which will bring the company's outstanding to 8,263,000. As the Company was not in a capital position to cover any capital required for accounting, legal or merger and acquisition advise Traid provide the capital in exchange for stock.

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

                                              FILMAGIC ENTERTAINMENT CORPORATION
                                              ----------------------------------
                                                          REGISTRANT

                                              By: /s/ R. Bruce Harris
                                                 -------------------------------
                                                 President and Chief Operations
                                                 Officer

                                              Date: 4-06-2001
                                                   -----------------------------

                       Filmagic Entertainment Corporation

                               Balance Sheet 1998

ASSETS:

                                                DEC. 31, 1998      DEC. 31,1999
                                               ---------------------------------
CASH                                                    $0.00             $0.00
INTEREST RECEIVABLE  (NOTE 3)                           $0.00             $0.00
NOTES RECEIVABLE                                        $0.00             $0.00
                                               ---------------------------------

TOTAL CURRENT ASSETS                                    $0.00             $0.00

PATENT RIGHTS- NET                                      $0.00             $0.00
FILM LIBRARY     (NOTE 4)                          $10,000.00        $10,000.00
OTHER ASSETS- PROMOTIONAL MATERIAL                      $0.00             $0.00
ORGANIZATION EXPENSES                                   $0.00             $0.00
                                               ---------------------------------

TOTAL ASSETS                                       $10,000.00        $10,000.00
                                               =================================

LIABILITIES & EQUITY
ACCOUNTS PAYABLE                                        $0.00             $0.00
INTEREST PAYABLE                                        $0.00             $0.00
                                               ---------------------------------

TOTAL CURRENT LIABILITIES                               $0.00             $0.00

NOTES PAYABLE- INVESTMENT ADVISOR (NOTE 5)              $0.00             $0.00
NOTE PAYABLE- SHAREHOLDER  (NOTE 3)                     $0.00             $0.00
                                               ---------------------------------

TOTAL LIABILITIES                                       $0.00             $0.00

COMMON STOCK                                        $7,323.00         $8,323.00
PAID IN CAPITAL                                 $1,900,708.00     $1,900,708.00
RETAINED EARNINGS                              ($1,898,031.00)   ($1,898,031.00)
                                               ---------------------------------

TOTAL EQUITY                                       $10,000.00        $10,000.00
                                               ---------------------------------

TOTAL LIABILITIES & EQUITY                         $10,000.00        $10,000.00
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
                                   --------------------------------------------

                       FILMAGIC ENTERTAINMENT CORPORATION
                       CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998













                               HURLEY & COMPANY

                      FILMAGIC ENTERTAINMENT CORPORATION
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


                                   CONTENTS

                                                                    Page
INDEPENDENT AUDITOR'S REPORT                                          1

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                      2

     Consolidated Statement of Operation                              3

     Consolidated Statement of Stockholders Equity                    4

     Consolidated Statement of Cash Flows                             5

     Notes to Consolidated Financial Statements                       6

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Filmagic Corporation

We have audited the accompanying consolidated balance sheets of Filmagic Entertainment Corporation as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the management of Filmagic Entertainment Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, an all material respects, the financial position of Filmagic Entertainment Corporation as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuring that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no significant assets and has not generated any revenue for several years which raises substantial doubt about its ability to continue as a going concern unless additional capital is obtained. Management's plan to raise capital is also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Granada Hills, CA
June 20, 2000

                      FILMAGIC ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1999 AND 998


                                                  1999         1998
                                                 -------      -------

                ASSETS

Current assets..............................     $     0       $     0
Other assets................................      10,000        10,000
                                                 -------       -------
Total assets................................     $10,000       $10,000
                                                 =======       =======


   LIABILITIES AND STOCKHOLDER'S Equity

Current liabilities.........................    $      0       $     0

STOCKHOLDERS EQUITY

Common stock $.0001 par value, 10,000
 shares authorized 7,323,006 issued and
outstanding.................................       7,323          7,323
Paid-in-capital.............................   1,900,708      1,900,708
Accumulated deficit.........................  (1,898,031)    (1,898,031)
                                               ---------      ---------


Total liabilities and
 stockholder's equity....................... $    10,000      $  10,000
                                              ==========       ========


   The accompanying notes are an integral part of these financial statements.

                      FILMAGIC ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

Revenues                                $       0           $       0

Expenses                                        0                   0
                                        ---------           ---------

Net loss                                $       0           $       0
                                        =========           =========

Net loss per share                      $     .00           $     .00
                                        =========           =========

Weighted average number of
 shares outstanding                     7,323,006           7,323,006
                                        =========           =========

   The accompanying notes are an integral part of these financial statements.

                      FILMAGIC ENTERTAINMENT CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1999 AND 1998


<CAPITAL>
                                                 Additional
                               Common Stock       Paid in     Accumulated
                            Shares     Amount     Capital       Deficit       Total
                          ---------   -------    ----------   ------------   -------
Balance
Jan. 1, 1998              7,323,006   $ 7,323    $1,900,708   $(1,898,031)   $10,000

Net loss                                                                0          0
                          ---------   -------    ----------   -----------    -------

Balance
Dec. 31, 1998             7,323,006     7,323     1,900,708    (1,898,031)    10,000

Net loss                                                                0          0
                          ---------    ------    ----------   -----------    -------

Balance
Dec. 31, 1999             7,323,006    $7,323    $1,900,708   $(1,898,031)   $10,000
                          =========    ======    ==========   ===========    =======

  The accompanying notes are an integral part of these financial statements.

                      FILMAGIC ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                              1999         1998
Cash flows from operating activities                        $    0        $    0

Cash flows from investing activities                             0             0

Cash flows from financing activities                             0             0

Net increase in cash and cash equivalents                        0             0

Cash and cash equivalents, beginning of year                     0             0
                                                            ------        ------
Cash and cash equivalents, end of year                      $    0        $    0
                                                            ======        ======

The accompanying notes are an integral part of these financial statements.

                      FILMAGIC ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Filmagic Entertainment Corporation ("the Company") was incorporated in Utah in December 1982 as Cotton Tree, Inc. In July 1985, the Company acquired all the shares of MEDX, Inc. (an Arizona Corporation) through a tax free exchange of stock with all the MEDX shareholders, and changed its name to Roedinger Medical Systems, Inc. The primary business of MEDX was the development and marketing of patented medical products under the names Vida and Prevent.

     In September 1988, the Company acquired all the shares of Filmagic Incorporated (a Delaware Corporation) through a tax free exchange of stock, and changed its name to Filmagic Entertainment Corporation. All shares of Roedinger Medical Systems, Inc. required for the acquisition were donated back to the Company by the then principal shareholder.

     Filmagic Incorporated was organized in October 1987. Its principal business was to acquire tape masters of half-hour television programming and license these tapes for television and home video in the United States and foreign markets where such programming is applicable. Its principle asset was a library of 947 tape masters. No licensing transactions have been made since inception.

     The company has conducted minimal operations since inception and is currently inactive.

     Other Assets

     The other assets consist of a film library, story rights and various production costs. The cost of these assets have been amortized to a de minimis value.

     Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets ad liabilities and the reported amounts of income and expense during the reported period. Actual results may differ from these estimates.

                      FILMAGIC ENTERTAINMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Income Taxes

        The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement 109, which provides for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus any deferred taxes. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statements and income tax purposes. The deferred tax assets and liabilities represent future tax return consequences of those differences.


        Loss Per Share

        Loss per share is calculated based on the weighted average number of shares outstanding for the year. The Company has no options or warrants which may have affected the loss per share.

NOTE 2. BASIS OF PRESENTATION


        The Company has no ongoing operations or any significant assets that could generate revenue. As such there is substantial doubt about the Company's ability to continue as a going concern.

        Management is presently engaged in activities related to possible business combinations and other options which would bring about an infusion of capital or significant business operations.

        The ability of the Company to continue as a going concern is dependent upon its securing additional financing and commencing significant operations. The financial statements do not include any adjustments to reflect the uncertainty of discontinuing operations.

                      FILMAGIC ENTERTAINMENT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

Note 3.     RELATED PARTY TRANSACTIONS

       The officers of the Company have provided certain services and incurred some costs on behalf of the Company for the last few years ended December 31, 1999. However, such services and costs were nominal in amount and as such are not valued in the financial statements.


Note 4.     COMMITMENTS AND CONTINGENCIES

       The tape library is held by an independent company. Since Filmagic has not paid storage charges for several years, the storage company has filed a lien against those charges. Management has not pursued recovery of the tapes due to a lack of capital, and the library is carried on the balance sheet at a nominal value due to this impairment.

       Michael Roedinger, a former principal shareholder, has asserted that the Company owes him approximately $75,000 for funds advanced to the Company prior to 1988. Management contends that this issue was resolved by an exchange of property, equipment and cash. Management and counsel believe neither claim will adversely affect the Company.


Note 5.     INCOME TAXES

       The Company has a net operating loss carryforward that may be used to offset future taxable income. However, the tax benefit has not been recorded due to the uncertainty of the utilization of these carryforwards. The carryfowards all expire by 2010. The Company has not filed tax returns since 1993.

                                             1999            1998
                                            ------          ------
Net operating loss carryfoward            $ 750,000       $ 750,000

Valuation allowance                        (750,000)       (750,000)
                                          ---------       ---------
Income tax benefit                        $       0       $       0
                                          =========       =========