Form 10-Q/A
period 2000-06-30
FILMAGIC ENTERTAINMENT CORPORATION
filed 2001-04-06
CIK 846494

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      ----------------------------------


                                   FORM 10-Q/A
                                AMENDMENT NO. 1
                   Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934.
                   ------------------------------------------


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



(Registrant)



By: /s/ R. Bruce Harris                   By: /s/ F. DeSantis
    ------------------------------           ----------------------------
    President and Chief Operations           Principal Financial and
    Officer                                  Accounting Officer


Date:  4-06-2001                          Date:   4-06-2001
      ----------------------------              -------------------------