Form 10KSB
period 2000-12-31
FILMAGIC ENTERTAINMENT CORPORATION
filed 2001-11-28
CIK 846494

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______to_______.

                        Commission File Number: 0-17462

                      FILMAGIC ENTERTAINMENT CORPORATION
        IMMEDIATE PREDECESSOR NAME: "ROEDEINGER MEDICAL SYSTEMS, INC."
                     PREDECESSOR NAME: "COTTON TREE, INC."

            (Exact name of registrant as specified in its charter)


            UTAH                                     87-0404991
(State or other jurisdiction of                    (IRS Employer
Incorporation or organization)                  Identification No.)

2869 India St., San Diego, California                  92103
Mail: 1042 N. Mountain Ave.-Ste#B348, Upland, CA       91786
(Address of principal executive offices)            (Zip Code)

       Registrant's telephone number including area code: (909) 949-2834

          Securities registered pursuant to Section 12(b) of the Act:
                                     None
          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.001 par value
                               (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ____________  NO     X     .
                     ----------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State issuer's revenues for its most recent fiscal year.     NONE   .
                                                              ------------

     The aggregate market value of the voting stock held by non-affiliates of the registrant on November 9, 2001 was $ 166,474. The number of shares of Common Stock, $0.001 par value, outstanding on November 09, 2001, was 8,263,006 shares, held by 223 shareholders.


                                     PART I
                                     ------

Item 1.   Description of   Business


Background
----------

     Filmagic Entertainment Corporation ( "Filmagic" ) incorporated in the State of Utah in 1983 as Cotton Tree, Inc. In 1985 it acquired, in a stock-for-stock acquisition, MEDX, Inc. and changed its name to Roedeinger Medical Systems, Inc. In 1988, Roedeinger Medical Systems sold its line of medical products to a third party company, and it acquired, on a stock-for-stock basis, Filmagic, Inc. and changed its name to Filmagic Entertainment Corporation.


The Company
-----------

     Filmagic was initially developed as a film distribution and sales agency organization and was the reason Filmagic acquired approximately 1,000 half hour films. During the past four years Filmagic has maintained no active employees, with all filings, negotiations, and sourcing of potential business opportunities being conducted by the officers and directors of the company. The officers and directors have spent the majority of time reviewing prior management directives, attempting to find potential candidates for mergers, acquisitions and potential sources of capital.

     Filmagic's future directions and potential opportunities are discussed further in Item 6 of this document.


Competition
-----------

     Motion picture distribution is a highly competitive business. The competition comes from both companies within the same business and companies in other entertainment media, which create alternative forms of leisure entertainment. Also, Filmagic will compete with several independent motion picture and television production companies, television networks and pay television systems for the acquisition of literary properties. However, Filmagic is in a unique position in that some of its competitors will be part of its customer base as well. This occurs due to the fact that Filmagic has the exclusive rights to its current films. In addition, Filmagic's product line will offer unique programming to independent television stations, cable companies, and satellite firms, with the NEW AGE DVD processing.

Market Strategy
---------------

     Filmagic's primary strategic objective is to arrange for the potential distribution of its existing library. The Management team will provide low financial risk from the expansion of the rights in its film library by entering into distribution agreements, which offer minimum guarantees prior to release. Further discussion of the management's thoughts and potential directions are discussed in Item 6 of this document.



Item 2.   Description of Property

     The company currently has available to it facilities within the offices of two of its directors. The location at 2869 India St. in San Diego, California is the law offices of Mr. Frank DeSantis, one of the current directors. The company utilizes the location for mail receipt and board meetings because of the conference room. The main mail location is that of the President, Mr. R.Bruce Harris and is 1042 N. Mountain Ave, in Upland, California. Filmagic does not pay for any rent nor expenses incurred with these locations. Both officers provide space usage during the normal operations of their existing businesses.


Item 3.   Legal Proceedings

     The Company is not involved in any legal proceedings as of the date of this filing.


Item 4.   Submission of Matters to a Vote of Security Holders.

     None


                                    PART II
                                    -------


Item 5.   Market for Common Equity and Related Stockholder Matters.


     Filmagic's common stock has been traded in the Over the Counter Market
(OTC), "pink sheets" and has been subject to sporadic trading and pricing. The stock has not actively traded in the past several years. During 1999, Filmagic issued 940,000 shares at a board of directors approved value of $.04 cents per share.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

PLAN OF OPERATION
------------------


     Filmagic may wish to seek, investigate, and if such investigations warrant, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, Filmagic has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and Filmagic has not identified any specific business or company for investigation and evaluation. Filmagic will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Annual Report is purposefully general and is not meant to restrict Filmagic's virtually unlimited discretion to search for and enter into a business combination. Filmagic may seek a business combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business, which may be experiencing financial or operating difficulties and needs additional capital, which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. Filmagic may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

     Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include:

          - facilitating or improving the terms on which additional equity financing may be sought;
          - providing liquidity for the principals of a business; - creating a means for providing incentive stock options or similar benefits to key employees; or
          - providing liquidity (subject to restrictions of applicable statutes) for all shareholders.

     Potentially available business opportunities and/or business combination may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     Management believes that Filmagic may be able to benefit from the use of "leverage" to acquire a target company. Leveraging a transaction involves acquiring a business while incurring significant indebtedness for a large percentage of the purchase price of that business. Through leveraged transactions, Filmagic would be required to use less of its available funds to acquire a target company and, therefore, could commit those funds to the operations of the business, to combinations with other target companies, or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the acquired business. If that business is not able to generate sufficient revenues to make payments on the debt incurred by Filmagic to acquire that business, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that Filmagic must commit to acquire a business, may correspondingly increase the risk of loss to Filmagic.

     No assurance can be given as to the terms or availability of financing for any acquisition of a business opportunity or business combination by Filmagic. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates, because the investment in the business held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which funds may be obtained for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies. It is not possible at this time to predict the restrictions, if any, which lenders may impose, or the impact thereof.

     Filmagic has insufficient capital with which to provide the owners of businesses significant cash or other assets. Management believes Filmagic will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at a substantially lower cost than is required to conduct an initial public offering. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their common shares for subsequent sale. Filmagic will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity or business combination, including the costs of preparing post-effective amendments, Form 8-Ks, agreements, and related reports and documents. Nevertheless, the officers and directors have not conducted market research and are not aware of statistical data, which would support the perceived benefits of a merger or acquisition transaction for the owners of businesses. Filmagic does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

     Filmagic will not restrict its search for any specific kind of firms, but may acquire a venture, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which Filmagic may become engaged, in that such business may need to seek additional capital, may desire to have its common shares publicly traded, or may seek other perceived advantages which Filmagic may offer. However, it does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as it has successfully consummated such a merger or acquisition.

The Company
-----------

     Filmagic was originally developed as a film distribution and sales agency organization for feature-length motion picture, television programming and DVD entertainment for Cable and Network channels. The current management is of the belief that this focus could continue but is investigating all opportunities to enhance shareholder value. Management feels the impetus for Filmagic's future could be in developing a mixture of seasoned professionals from both the film and television industries. The strategic alignments developed by Filmagic will help to provide the investor a potentially lower risk and allow Filmagic the opportunity to take advantage of some distribution services and DVD development that would assist Filmagic with both Network and Cable programming business opportunities.

     Management feels that if Filmagic places its focus on the above, Filmagic would be engaged in the fastest growing major market in the world, which is the diverse entertainment industry. Most estimates place the entertainment industry as the largest world-wide business by the year 2002. By placing the emphasis on non-US markets, Filmagic is concentrating on the fastest growth segment within this market.

     Filmagic and two other companies began negotiations during late 1997 and continued through 1999 with Mr. R. Bruce Harris, CEO of Filmagic and one of the heads of Media Continental. The three companies drafted the first levels of a Memorandum of Understanding with Royal Oaks Film Library, which was tabled until Filmagic could return to an active trading basis. Once Filmagic returns to active trading, management intends to re-visit the potential opportunity to make sure this is to the best interest of the shareholders. Management feels that should the opportunity be activated, board and management seats could change with such an agreement. Focusing on additional mergers opportunities or acquisitions would allow the company a vehicle to distribute it's films currently in the Library and will help create a process to generate a cost efficient process for the Cable networks. Management is not, however, making this area of business its only focus, as is stated in the beginning of the MD&A section.


The Opportunity
---------------

     Should the company move forward with potential film MOU's and be successful in establishing strategic distribution and sales agency alliances in Europe, Latin America, South Africa, Asia, Israel, and the United States the revenue stream generated for Filmagic could be significant. The quality of films in the Library Collection and the outstanding delivery process, could produce a loyal following of distributors, indicating that a second cycle of sales could generate strong and continuous streams of revenue. One of the library's Filmagic has in it's sites for acquisition currently produces over $2 million in annual sales in only 28 markets and has the advantage of further exposure to enhance revenues. Today, Filmagic has the rights to just under 1000 titles and expects to increase this number significantly in the near future.

The Product
-----------

     Independent film production companies that will utilize Filmagic's distribution services will be selected based on their scripts, music and star quality as well as themes popular at the time. A film will not be considered merely on its " artistic" content. Given the current demand from theaters, television, and aftermarket video sales and rentals, Filmagic anticipates no slow down in a flow of available product. Filmagic will select its products from a set of criteria developed by the management team and applied to all potential product.

     Filmagic will combine it's television assets and other potential acquisitions and depending upon the future negotiations would acquire additional product to release to World Wide Television and Video ( NEW DVD) format. Based on our current research, there are multiple entertainment packaging opportunities available in today's marketplace.


Major Management Objectives
---------------------------

     The primary objective of Filmagic is to secure the necessary capital to implement expansion programs. Once in place, Filmagic will focus its attention on those sales and marketing opportunities, which offer it the most likelihood for producing increased revenues. Whether it be directly involved within the distribution market or contracting out films for conversion to the vast growing DVD market, management intends on focusing on the increase of shareholder value.

Execution
---------

     In order to implement Filmagic's plans, management will concentrate its initial efforts on the following:

     a.  Acquire additional film libraries.
     b.  Acquire a DVD developer and processor.

     c.  Develop and expand a sales force in all major television markets.
     d.  Format packaging for the product line.
     e. Seek out further business opportunities should they present themselves.


Resource Requirements
---------------------

     Management feels to meet its current focus they need to seek up to $ 10,000,000 which management feels should be raised from either private investors, or through the market via SEC registrations. These capital requirements would be necessary for Filmagic to realistically meet all of it's objectives and projections contained in it's business plan.


Sources of Opportunities

     Filmagic will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors, as well as indirect associations between them and other business and professional people. It is not presently anticipated that Filmagic will engage professional firms specializing in business acquisitions or reorganizations. Management, while not especially experienced in matters relating to the new business of Filmagic, will rely upon their own efforts and, to a much lesser extent, the efforts of Filmagic's shareholders, in accomplishing the business purposes of Filmagic. It is not anticipated that any outside consultants or advisors, other than Filmagic's legal counsel and accountants, will be utilized by Filmagic to effectuate its business purposes described herein. However, if Filmagic does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as Filmagic has no cash assets with which to pay such obligation.

     There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, Filmagic's management has never used outside consultants or advisors in connection with a merger or acquisition. As is customary in the industry, Filmagic may pay a finder's fee for the location of an appropriate business opportunity or business combination. If any such fee is paid, it will be approved by Filmagic's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction and decreased down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of Filmagic, if such person plays a material role in bringing a transaction to Filmagic.

     Filmagic will not have sufficient funds to undertake any significant development, marketing, and manufacturing of any products, which may be required instead of the acquisition of a business opportunity or business combination. Accordingly, if it acquires the rights to a product, rather than entering into a merger or acquisition, it most likely would need to seek debt or equity financing or obtain funding from third parties, in exchange for which Filmagic would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that Filmagic will be able either to obtain additional financing or to interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

Evaluation of Opportunities

     The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of Filmagic. Management intends to concentrate on identifying prospective business opportunities, which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as:

     - the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any;
     - prospects for the future;
     - present and expected competition; the quality and experience of management services which may be available and the depth of that management;
     - the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of Filmagic; the potential for growth or expansion; the potential for profit;
     - the perceived public recognition or acceptance of products, services or trades; and
     - name identification.

     To the extent possible, Filmagic intends to utilize written reports and personal investigation to evaluate the above factors. Filmagic does not intend to acquire or merge with any company for which audited financial statements cannot be obtained.

     Opportunities in which Filmagic participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. Filmagic's shareholders must, therefore, depend on management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to Filmagic's participation). Even after Filmagic's participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies, which may not succeed. Filmagic, and therefore its shareholders, assume such risks.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision were made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by Filmagic of the related costs incurred. There is the additional risk that Filmagic will not find a suitable target. Management does not believe Filmagic will generate revenue without finding and completing the acquisition of a suitable business opportunity or a transaction with a suitable target company. If no such business opportunity target is found, therefore, no return on an investment in Filmagic will be realized, and there will not, most likely, be a market for Filmagic's common shares.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, Filmagic may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of Filmagic will not be in control. In addition, a majority or all of the officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of the shareholders.

     It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, Filmagic may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market, which may develop in Filmagic's common shares, may have a depressive effect on such market.

     While the actual terms of a transaction to which Filmagic may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of Filmagic would retain less than 20% of the issued and outstanding common shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

     As part of Filmagic's investigation, officers and directors of Filmagic may:

     - meet personally with management and key personnel; - visit and inspect material facilities;
     - obtain independent analysis or verification of certain information provided;
     - check references of management and key personnel, and - take other reasonable investigative
     - measures, to the extent of Filmagic's limited financial resources and management expertise.

     The manner in which Filmagic participates in an opportunity with a target company will depend on the nature of the opportunity, the respective needs and desires of Filmagic and other parties, the management of the opportunity, and the relative negotiating strength of Filmagic and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of Filmagic which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, Filmagic's shareholders will, in all likelihood, hold a lesser percentage ownership interest in Filmagic following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event Filmagic acquires a target company with substantial assets. Any merger or acquisition effected by Filmagic can be expected to have a significant dilative effect on the percentage of shares held by Filmagic's then shareholders.

     Management has advanced, and will continue to advance funds, which shall be used by Filmagic in identifying and pursuing agreements with target companies. Management anticipates that these funds will be repaid from the proceeds of any agreement with the target company, and that any such agreement may, in fact, be contingent upon there payment of those funds.

Results of Operations for 2000 and 1999

     Filmagic has effectively been a development state enterprise since inception in 1983. Historically, its cumulative revenues have arisen from the forgiveness of debt. Filmagic has not generated any revenue during the last nine (9) years. Filmagic has no contracts to develop a master tape library of older television programming acquired in 1988. Filmagic' s principal expenses during this development period have been due to the amortization and write-down of the tape library.

     During the fiscal years ended December 31, 2000 and 1999, respectively, Filmagic' s only operating activity pertained to non-cash transactions. During the year ended December 31, 2000, Filmagic agreed to contingently issue 1,000,000 common shares (500,000 each to a shareholders at a $.04 per share discount and another 500,000 shares to Filmagic' s president), should the price of the common stock reach $.10 per share, resulting in a charge to operations of $70,000. Another $9,000 was expensed, writing-down the impaired tape library to $ 1,000 at year-end. During the year ended December 31, 1999, the above shareholder was issued 940,000 shares of common stock in exchange for paying expenses and services valued at $ 37,600.

Item 7.   Financial Statements



                       FILMAGIC ENTERTAINMENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE
 CUMULATIVE PERIOD FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2000



                                    CONTENTS

                                                                  Page
INDEPENDENT AUDITORS' REPORT                                        12

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                    13

     Consolidated Statements of Operations                          14

     Consolidated Statement of Changes in Stockholders' Equity      15

     Consolidated Statements of Cash Flows                          19

     Notes to Consolidated Financial Statements                     20

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Filmagic Entertainment Corporation

We have audited the accompanying consolidated balance sheets of Filmagic Entertainment Corporation (A Development Stage Company) as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000 and for the cumulative period from December 7, 1983 (inception of development stage) through December 31, 2000. The consolidated financial statements are the responsibility of the management of Filmagic Entertainment Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Filmagic Entertainment Corporation as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 and for the cumulative period from December 7, 1983 (inception of development stage) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company, as a development stage enterprise, has no significant assets and has not generated any revenue for several years which raises substantial doubt about its ability to continue as a going concern. Management's plan to raise capital is discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                                Hurley & Company


Granada Hills,  CA
September 4, 2001

                       FILMAGIC ENTERTAINMENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999



                                                          2000          1999
                                                         ------       -------
                                    ASSETS

Current assets                                      $         -   $         -

Other assets                                              1,000        10,000
                                                         ------       -------
Total assets                                        $     1,000   $    10,000
                                                         ======       =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities                                 $         -   $         -

STOCKHOLDERS' EQUITY:

Common Stock, $.001 par value, 10,000,000
  shares authorized, 8,263,006 shares issued
  and outstanding                                         8,263         8,263

Additional paid-in-capital                            1,531,796     1,461,796

Deficit accumulated during the development stage     (1,539,059)   (1,460,059)
                                                    -----------   -----------
Total liabilities and
   stockholders' equity                             $     1,000   $    10,000
                                                    ===========   ===========

 See accompanying independent auditors' report and notes to these consolidated financial statements.

                      FILMAGIC ENTERTAINMENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE
 CUMULATIVE PERIOD FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2000

                                                       Dec. 07, 1983
                                                        (Inception)
                                                           Through
                                 2000         1999      Dec. 31, 2000
                              ----------   ----------   -------------

Revenues                      $        -   $        -    $   261,023

Expenses                          79,000       37,600      1,800,082
                              ----------   ----------   ------------

Net loss                      $ ( 79,000)  $  (37,600)   $(1,539,059)
                              ==========   ==========   ============

Net loss per share -
 Basic and diluted            $     (.01)  $     (.00)
                              ==========   ==========

Weighted average number of
 shares outstanding            8,263,006    7,325,581
                              ==========   ==========

 See accompanying independent auditors' report and notes to these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2000

                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional     During the
                                        Common Stock               Paid-in     Development
                                   Shares        Amount            Capital         Stage         Total
                                 ----------   ------------        ----------   ------------  ------------
Issuance of
 stock  -
 Dec. 7, 1983                         63,000      $    63      $       (13)     $         -      $     50
                                ------------      -------      -----------      ------------     ---------
Balance
Dec. 31, 1983                         63,000           63              (13)               -            50

Net loss                                   -            -                -              (16)          (16)
                                ------------      -------      -----------      -----------      ---------
Balance
Dec. 31, 1984                         63,000           63              (13)             (16)           34

Issuance of
 stock                               300,000          300            7,596                -         7,896
Acquisition of
 MEDX                              6,600,000        6,600          508,293                -       514,893
Issuance of
 stock to effect
 MEDX
 acquisition                         360,000          360             (240)               -           120

Net loss                                   -            -                -          (58,661)      (58,661)
                                ------------      -------      -----------      -----------      ---------
Balance
Dec. 31, 1985                      7,323,000        7,323          515,636          (58,677)      464,282

 See accompanying independent auditors' report and notes to these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2000
                                  (Continued)

                                                          Deficit
                                                         Accumulated
                                             Additional   During the
                        Common Stock          Paid-in    Development
                     Shares       Amount      Capital       Stage         Total
                   ----------  ------------  ----------  ------------  ------------
Shareholder
  contribution              -  $          -  $    2,800  $         -     $   2,800

Net loss                    -             -           -      (63,917)      (63,917)
                   ----------  ------------  ----------  -----------     ---------
Balance
Dec. 31, 1986       7,323,000         7,323     518,436     (122,594)      403,165

Shareholder
 contribution               -             -       6,700            -         6,700
Net loss                    -             -           -      (55,278)      (55,278)
                   ----------  ------------  ----------  -----------     ---------
Balance
Dec. 31, 1987       7,323,000         7,323     525,136     (177,872)      354,587

Acquisition of
 Filmagic, Inc.             -             -     800,000            -       800,000
Net loss                    -             -           -     (202,612)     (202,612)
                   ----------  ------------  ----------  -----------     ---------
Balance
Dec. 31, 1988       7,323,000         7,323   1,325,136     (380,484)      951,975

Cancellation of
 note relative
 to purchase of
 film library               -             -     100,000            -       100,000
Net loss                    -             -           -     (340,532)     (340,532)
                   ----------  ------------  ----------  -----------     ---------
Balance
Dec. 31, 1989       7,323,000         7,323   1,425,136     (721,016)      711,443

 See accompanying independent auditors' report and notes to these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2000
                                  (Continued)

                                                          Deficit
                                                         Accumulated
                                             Additional   During the
                        Common Stock          Paid-in    Development
                     Shares       Amount      Capital       Stage         Total
                   ----------  ------------  ----------  ------------  ------------
Net loss                   -   $          -  $        -  $  (180,007)    $(180,007)
                 -----------   ------------  ----------  -----------     ---------
Balance
Dec. 31, 1990      7,323,000          7,323   1,425,136     (901,023)      531,436

Net income                 -              -           -       28,964        28,964
                 -----------   ------------  ----------  -----------     ---------
Balance
Dec. 31, 1991      7,323,000          7,323   1,425,136     (572,059)      560,400

Net loss                   -              -           -      (70,200)      (70,200)
                 -----------   ------------  ----------  -----------     ---------
Balance
Dec. 31, 1992      7,323,000          7,323   1,425,136     (942,259)      490,200

Net loss                   -              -           -      (70,200)      (70,200)
                 -----------   ------------  ----------  -----------     ---------
Balance
Dec. 31, 1993      7,323,000          7,323   1,425,136   (1,012,459)      420,000

Net loss                   -              -           -      (70,000)      (70,000)
                 -----------   ------------  ----------  -----------     ---------
Balance
Dec. 31, 1994      7,323,006          7,323   1,425,136   (1,082,459)      350,000

Net loss                   -              -           -      (70,000)      (70,000)
                 -----------   ------------  ----------  -----------     ---------
Balance
Dec. 31, 1995      7,323,006          7,323   1,425,136   (1,152,459)      280,000

 See accompanying independent auditors' report and notes to these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2000
                                  (Continued)

                                                          Deficit
                                                         Accumulated
                                             Additional   During the
                        Common Stock          Paid-in    Development
                     Shares       Amount      Capital       Stage         Total
                   ----------  ------------  ----------  ------------  ------------

Net loss                     -  $         -   $      -    $   (70,000)    $ (70,000)
                     ---------  ------------  ---------   -----------     ---------
Balance
Dec. 31, 1996        7,323,006         7,323   1,425,136   (1,222,459)      210,000

Net loss                     -             -           -      (70,000)      (70,000)
                     ---------  ------------  ----------  -----------     ---------
Balance
Dec. 31, 1997        7,323,006         7,323   1,425,136   (1,292,459)      140,000

Net loss                     -             -           -     (130,000)     (130,000)
                     ---------  ------------  ----------  -----------     ---------
Balance
Dec. 31, 1998        7,323,006         7,323   1,461,796   (1,460,059)       10,000

Stock issued
 for services          940,000           940      36,660            -        37,600

Net loss                     -             -           -      (37,600)      (37,600)
                     ---------  ------------  ----------  -----------     ---------
Balance
Dec. 31, 1999        8,263,006         8,263   1,461,796   (1,460,059)       10,000

Contingent
 issuance of
 1,000,000 shares
  for services               -             -      70,000            -        70,000

Net loss                     -             -           -      (79,000)      (79,000)
                     ---------  ------------  ----------  -----------     ---------
Balance
Dec. 31, 2000        8,263,006        $8,263  $2,531,796  $(5,539,059)    $   1,000
                     =========  ============  ==========  ===========     =========

 See accompanying independent auditors' report and notes to these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE
 CUMULATIVE PERIOD FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2000

                                                                     Dec. 7, 1983
                                                                      (Inception)
                                                                        Through
                                               2000         1999     Dec. 31, 2000
                                             ---------  ---------    --------------
Cash flows from operating activities:
  Net loss                                   $(79,000)  $(37,600)    $(1,539,059)
  Non-cash items:
  Stock issued for services and
     payment of expenses                       70,000     37,600         718,118
  Debt forgiveness                                  -          -        (250,156)
  Write-down of assets                          9,000          -         539,895
  Depreciation and amortization                     -          -         513,756
                                             --------   --------     -----------
  Net cash used by
     operating activities                           -          -         (17,446)

Cash flows from investing activities:               -          -               -

Cash flows from financing activities:
   Issuance of stock                                -          -           7,946
   Shareholder contributions                        -          -           9,500
                                             --------   --------     -----------
   Net cash provided by
      financing activities                          -          -          17,446

Net increase in cash and cash equivalents           -          -               -

Cash and cash equivalents,
 beginning of period                                -          -               -
                                             --------   --------     -----------
Cash and cash equivalents, end of year       $      -   $      -     $         -
                                             ========   ========     ===========
Supplemental Disclosures:
     Interest paid                           $      -   $      -     $         -
     Income taxes paid                       $      -   $      -     $         -
Non-cash investing and financing activities:
     Assets acquired for stock               $      -   $            $ 1,315,013

 See accompanying independent auditors' report and notes to these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Filmagic Entertainment Corporation ("the Company") was incorporated in Utah in 1983 as Cotton Tree, Inc. In 1985, the Company acquired all the shares of MEDX, Inc. (an Arizona Corporation) through a tax-free exchange of stock with all the MEDX shareholders, and changed its name to Roedinger Medical Systems, Inc. The primary business of MEDX was the development and marketing of patented medical products under the names Vida and Prevent.

     In 1988, the Company acquired all the shares of Filmagic Incorporated (a Delaware Corporation) through a tax-free exchange of stock, and changed its name to Filmagic Entertainment Corporation. All shares of Roedinger Medical Systems, Inc. required for the acquisition were donated back to the Company by the then principal shareholder.

     Filmagic Incorporated was organized in 1987. Its principal business was to acquire tape masters of half-hour television programming and the rights to license those tapes for television and home video in the United States and foreign markets where such programming is applicable. Its principal asset was a library of over 900 tape masters. No licensing transactions have been made since inception.

     The Company has conducted minimal operations since inception and is currently an inactive development stage enterprise.

     Other Assets

     The other assets consist of a film library and story rights. The cost of these assets has been amortized to a de minimus value.

     Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reported period. Actual results may differ from these estimates.

                       FILMAGIC ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Income Taxes

     The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement 109, which provides for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus any deferred taxes. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statements and income tax purposes. The deferred tax assets and liabilities represent future tax return consequences of those differences. Deferred taxes are reviewed for the probability of realization and reserves are recorded accordingly.


     Loss Per Share

     Loss per share is calculated based on the weighted average number of shares outstanding for the year. The shares management and certain shareholders have been offered should the stock price hit $.10 a share have not been included in a fully diluted earnings calculation because the effect would be anti-dilutive.


NOTE 2.   BASIS OF PRESENTATION

     The Company has no ongoing operations or any significant assets that could generate revenue. As such there is substantial doubt about the Company's ability to continue as a going concern. Management is presently engaged in activities related to possible business combinations and other options that would bring about an infusion of capital or significant business operations. Management will continue to seek financing from various shareholders in exchange for the issuance of restricted shares.

     The ability of the Company to continue as a going concern is dependent upon its securing additional financing and commencing significant operations. The financial statements do not include any adjustments to reflect the uncertainty of discontinuing operations.

                      FILMAGIC ENTERTAINMENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


Note 3.   RELATED PARTY TRANSACTIONS

     The officers of the Company have provided certain services and incurred some costs on behalf of the Company for the last few years ended December 31, 2000 that were nominal in amount and as such are not valued in the financial statements.

     In 1999, the Company issued 940,000 shares to Triad Investment Group in exchange for Triad providing certain services and paying certain administrative costs.

     In 2000, the Company agreed to grant Bruce Harris, the president of the Company, 500,000 shares for his services in 2000 should the stock price reach $.10 per share. There was no time limit set for the stock to reach the target price. Stock-based employee compensation, along with a corresponding increase to additional paid-in capital in the amount of $50,000 (500,000 shares times the $.10 target price) were recognized on this transaction, in accordance with Statement of Financial Accounting Standards No. 123.

     In 2000, the Company agreed to sell Triad Investment Group 500,000 shares at a discount of 40% of the market price should the stock price hit $.10 per share. There is no time limit set for the stock to reach the target price. Stock-based compensation, along with a corresponding increase to additional paid-in capital in the amount of $20,000 (500,000 shares times the $.04 discount to the target price) were recognized on this transaction, in accordance with Statement of Financial Accounting Standards No. 123.



Note 4.   COMMITMENTS AND CONTINGENCIES

     The tape library is held by an independent company. Since Filmagic has not paid storage charges for several years, the storage company has filed a lien against those charges. Management has not pursued recovery of the tapes due to a lack of capital, and the library is carried on the balance sheet at a nominal value due to this impairment. There is no certainty that the Company can obtain the library and it is now likely that the actual library will be abandoned. The Company still has story rights and may pursue obtaining other copies of the tapes to make copies in other media. Those costs have not been accrued and may prove to be so significant as to make the marketing of those rights unfeasible.

                       FILMAGIC ENTERTAINMENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000



     Note 4.    COMMITMENTS AND CONTINGENCIES  (continued)


     Michael Roedinger, a former officer, has asserted that the Company owes him approximately $75,000 for funds advanced to the Company prior to 1988. Management contends that this issue was resolved by an exchange of property, equipment and cash.

     Further, Bruce Harris has placed restrictions on the 318,276 shares owned by Michael Roedinger. Those shares are currently included in the shares issued and outstanding and the Company has no specific remedy noted for the shares to be traded.

     Management and council believe neither of the above claims will adversely affect the company.


Note 5.   INCOME TAXES

     The Company has a net operating loss carry-forward of approximately $1,600,000 that may be used to offset future taxable income. However, the tax benefit has not been recorded due to the uncertainty of the utilization
     of these carry-forwards.   The carry-forwards all expire by 2010.  The
     Company has not filed federal tax returns since 1993.

                                          2000        1999
                                       ---------   ---------
 Deferred tax benefit of
  net operating loss carry-forwards    $ 560,000   $ 550,000

 Valuation allowance                    (560,000)   (550,000)
                                       ---------   ---------
 Income tax benefit                    $       0   $       0
                                       =========   =========

                       FILMAGIC ENTERTAINMENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000



Note 6.   COMMON STOCK TRANSACTIONS


     As of December 31, 1999, the Company issued 940,000 shares of restricted common stock to Triad Investment Group in exchange for advancing funds to pay for professional services for the Company as well as assist in strategic planning. The transaction was valued at $.04 per share, the mid point between the low bid and asked price during the last periods for which the stock was traded.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None



                                    Part III
                                    --------


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


     Mr. R. Bruce Harris: Age 50, CEO, and Director. Mr. Harris has been involved in International Business for many years. Mr. Harris has experience in international mergers and acquisitions, management, and development.

     Mr. Frank DeSantis: Age 44, Director, Corporate Counsel, Mr. DeSantis has been involved in all phases of corporate law, investment banking, trial litigation, contracts, and franchise agreements.

     Ms. Aubrye Harris: Age 27, Director. Ms. Harris has a BS degree in International Management and has many years experience in finance. She has worked with corporate accounts, financial planning, and investor relations.

     Mr. Harvey Lalach: Age 35, Director. Mr. Lalach has been involved in all areas of retail equity markets for the past 14 years. He previously served, as a Branch Manager for a major retail brokerage firm in Canada and most recently was involved with a number of small cap companies with a variety of responsibilities.

     Ms. Song Liping: Age 44, Director. Ms. Song Liping has an MBA, British and American Language & Literature. She has been a Foreign Development Manager with the Development Department of Shanghai Pudong Real Estate Company. Ms. Song has been a Lecturer, Director and Interpreter, of the First Teaching & Research Office and Business Head for the External Cooperation Department for Shanghai New Asia.

Item 10.  Executive Compensation.


Name and Principal    Year  Salary  Bonus  Other Annual
Position                                   Compensation
--------------------------------------------------------

 R. Bruce Harris      2000    $-0-   $-0-      $ (1)
   Pres./CEO          1999     -0-    -0-        -0-
                      1998     -0-    -0-        -0-

 Aubrye A. Harris     2000     -0-    -0-        -0-
    Secretary         1999     -0-    -0-        -0-
                      1998     -0-    -0-        -0-

 Frank DeSantis       2000     -0-    -0-        -0-
   Director           1999     -0-    -0-        -0-
                      1998     -0-    -0-        -0-

 Harvey Lalach        2000     -0-    -0-        -0-
   V.P./Director      1999     -0-    -0-        -0-
                      1998     -0-    -0-        -0-

 Song Liping          2000     -0-    -0-        -0-
  Director            1999     -0-    -0-        -0-
                      1998     -0-    -0-        -0-

(1) During 2000, R. Bruce Harris was granted the right to be issued 500,000 shares for his services in 2000 should the stock price reach a level of $.10 per share.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following "Table" represents the Ownership of Certain Beneficial Owners and
                      Management as of December 31, 2000:

-----------------------------------------------------------------------------------------
(1) Title of Class  (2) Name and Address     (3) Amount and Nature        (4) Percent of
                        of beneficial owner      of beneficial ownership      Class(2)
-----------------------------------------------------------------------------------------
Common Stock
Par value $.001

                    R. Bruce Harris (1)              500,000(3)                 5.71%
                    President/ Board Chairman
                    1042 N. Mountain #B348
                    Upland, California 91786

Item 11.    Continued
                    Aubrye A. Harris (1)(5)                        -0-        0%
                    Secretary/ Director
                    1042 N. Mountain #B348
                    Upland, California 91786

                    Harvey Lalach (1)                              -0-        0%
                    Vice Pres./ Director
                    2575 Alberta Court
                    Kelowna, BC  V1W2X8

                    Frank DeSantis (1)                             -0-        0%
                    Director
                    2869 India St.
                    San Diego, California 92103

                    Song Liping (1)                                -0-        0%
                    Director
                    Rm504 Bldg #305,Datong RD
                    Gaquaiao, Shanghai, PRChina

                       Total of all officers
                       and directors as a group
                                                           ----------    -------------
                        ( Five Persons):                      500,000         5.71%
                                                           ----------    -------------

               R. G. Harris (4)                               100,000         1.21%
               1777 Woodland St-Ste G1
               Upland, Calif. 91786

               Drones Financial Ltd.                          500,000         6.05%
               Union Bank Plaza Suite 2600
               445 South Figueroa Street
               Los Angeles, CA 90071-1630

               Rowland J. Mosser                            1,030,583        12.47%
               1211 N. King Rd. #211
               West Hollywood, Ca. 90069

               Ronald Webber                                1,030,582        12.47%
               1211 N. King Rd. #211
               West Hollywood, Ca. 90069

               Triad Investment Group                       1,440,000 (6)    16.43%
               Unit A 6F Two Chinache Pl
               135 Des Voeux Rd.
               Hong Kong

               Twin Rainbow Investments, Inc                  500,000         6.05%
               P.O. Box 552

               Lakeport, Ca. 95453

     (1) Denotes Officers or Directors
     (2) Based on 8,263,006 shares issued and outstanding, plus contingently issuable shares as applicable
     (3) Includes 500,000 contingently issuable shares to be deliverable if share value exceeds $.10/share
     (4) R. G. Harris is the father of R. Bruce Harris, CEO. Mr. Harris disclaims all beneficiary interest in any of his father's shares
     (5) Aubrye A. Harris is also the daughter of the President
     (6) Includes 500,000 contingently issuable shares to be purchased at $.06/share if share value exceeds $.10/share.

Item 12.  Certain Relationships and Related Transactions.

     Based solely upon a review of Forms 3, 4, and 5 furnished to the registrant under Section 16(a) of the Securities Exchange Act of 1934, the following persons failed to timely file reports required by Section 16(a) during the most recent fiscal year or prior years:

Rowland J. Mosser, beneficial owner of 1,030,583 common shares (12.47%)
No Form 5 - annual statement of ownership of securities for a 10 percent owner - for the fiscal years ended December 31, 2000 and 1999, respectively

Ronald Webber, beneficial owner of 1,030,582 common shares (12.47%)
No Form 5 - annual statement of ownership of securities by a 10 percent owner - for the fiscal years ended December 31, 2000 and 1999, respectively

R. Bruce Harris, President and Board Chairman, beneficial owner of 500,000 contingently issuable common shares (5.71%)
No Form 3 - initial filing of equity securities by directors and officers -
         for the fiscal year ended December 31, 2000
No Form 5 - annual statement of ownership of securities by directors and officers - for the fiscal year ended December 31, 2000

Triad Investment Group, beneficial owner of 940,000 common shares plus 500,000 contingently issuable common shares (16.43%)
No Form 3 - initial filing of equity securities by a 10 percent owner (940,000)
         common shares shares (11.38%) - for the fiscal year ended December 31, 1999
No Form 4 - changes to a previously filed Form 3, beneficial owner (11.38% to
         16.43%) - for the fiscal year ended December 31, 2000
No Form 5 - annual statement of ownership of securities by a 10 percent owner for the fiscal years ended December 31, 2000 and 1999, respectively

Item 13.  Exhibits and Reports on Form 8-K.

     A Form 8-K was filed on November 9/th/, 2001 indicating a change in the officers and directors of the Registrant.



                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FILMAGIC ENTERTAINMENT CORPORATION
----------------------------------
          REGISTRANT

By:  /s/ R. Bruce Harris
   ____________________________________
     R. Bruce Harris, President

By:  /s/ Frank DeSantis
   ____________________________________
     Frank DeSantis, Director

By:  /s/ Harvey Lalach
   ____________________________________
     Harvey Lalach, Director

By:  /s/ Aubrye A. Harris
   ____________________________________
     Aubrye A. Harris, Director

By:  /s/ Song Liping
   ____________________________________
     Song Liping, Director


Dated:    November 10th, 2001