Form 10QSB
period 2001-03-31
FILMAGIC ENTERTAINMENT CORPORATION
filed 2002-01-03
CIK 846494

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

            For the transition period from___________to__________.


                        Commission File Number: 0-17462

                       FILMAGIC ENTERTAINMENT CORPORATION

         IMMEDIATE PREDECESSOR NAME: "ROEDEINGER MEDICAL SYSTEMS, INC."
                     PREDECESSOR NAME: "COTTON TREE, INC."
             (Exact name of registrant as specified in its charter)

UTAH                                                     87-0404991
(State or other jurisdiction of                        (IRS employer
incorporation or organization)                      identification no.)

2869 India St., San Diego, CA                               92103
Mail: 1042 N. Mountain Ave.-Ste#B348, Upland, CA            91786
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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES     X      NO______
                                          ---------

     The number of shares of Common Stock, $0.001 par value, outstanding on December 18, 2001, was 8,263,006 shares.

                       FILMAGIC ENTERTAINMENT CORPORATION
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                     INDEX
                                     -----

PART I - Financial Information

         Item 1 -    Financial Statements                          Page No.
         Consolidated Statements of Operations for the
          quarters ended March 31, 2001 and 2000                      3

         Consolidated Balance Sheets as of March 31, 2001             4
            and December 31, 2000

         Consolidated Statements of Cash Flows for the
            quarters ended March 31, 2001 and 2000                    5

         Notes to the Consolidated Financial Statements               6

         Item 2 -    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations    6

PART II - Other Information


         Signatures                                                   7

                      FILMAGIC ENTERTAINMENT CORPORATION
                     FOR THE QUARTER ENDED MARCH 31, 2001



PART I - Financial Information


     Item 1 - Financial Statements


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    QUARTERS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


                                                   2001             2000
                                                  -----             ----

Revenues                                         $        0      $        0

Expenses                                             15,000          19,750
                                                 ----------      ----------

Net loss                                         $  (15,000)     $  (19,750)
                                                 ==========      ==========

Net loss per share, basic and diluted            $     (.00)     $     (.00)
                                                 ==========      ==========

Weighted average number of
  shares outstanding                              8,263,006       8,263,006
                                                 ==========      ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                  (UNAUDITED)

                                     ASSETS

                                                 2001              2000*
                                             -----------       -----------
Current assets                               $         0       $         0

Other assets                                       1,000             1,000
                                             -----------       -----------
Total assets                                 $     1,000       $     1,000
                                             ===========       ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                          $    15,000       $         0

STOCKHOLDERS' EQUITY:

Common Stock, $.001 par value, 10,000,000
  shares authorized, 8,263,006 issued
  and outstanding                                  8,263             8,263

Paid-in-capital                                1,531,796         1,531,796

Accumulated deficit                           (1,554,059)       (1,539,059)
                                             -----------       -----------
Total liabilities and
   stockholders' equity                      $     1,000       $     1,000
                                             ===========       ===========

* Summarized from audited financial statements.


  The accompanying notes are an integral part of these consolidated financial statements.

                      FILMAGIC ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    QUARTERS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


                                                      2001       2000
                                                    --------  ----------

Cash Flows From Operating Activities
  Net Loss                                          $(15,000)  $(19,750)
    Non-Cash Items:
     Increase (Decrease) in Current Liabilities       15,000         -0-
     Stock Issued For Services and
     Payment of Expenses                                  -0-    19,750
                                                    --------   --------

     Net Cash Used by Operating Activities                -0-        -0-

Cash Flows from Investing Activities                      -0-        -0-

Cash Flows from Financing Activities                      -0-        -0-
                                                    --------   --------

Increase (Decrease) in Cash and Cash Equivalents          -0-        -0-

Balance, Beginning of Quarter                             -0-        -0-
                                                    --------   --------

Balance, End of Quarter                             $     -0-  $     -0-
                                                    ========   ========


  The accompanying notes are an integral part of these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)



NOTE 1.  MANAGEMENT'S STATEMENT

         In the opinion of Management, the accompanying unaudited consolidated financial statements have been prepared in accordance with the Form 10-QSB instructions and contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Filmagic Entertainment Corporation (Filmagic) as of March 31, 2001; and the results of operations and cash flows for the quarters ended March 31, 2001 and 2000. The notes to the consolidated financial statements, which are contained in the 2000 Form 10-KSB should be read in conjunction with these consolidated financial statements. These results have been determined on the basis of generally accepted accounting principals and practices and applied consistently with those used in the preparation of Filmagic's 2000 Form 10-KSB.



     Item 2 -   Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

         Filmagic has effectively been a development stage enterprise since inception in 1983. Filmagic has not generated any revenue during these quarters, and currently has no contracts or agreements to develop its master tape library.

         During the quarters ended March 31/st/, 2001 and 2000, respectively, Filmagic's only operating activity pertained to non-cash transactions. During the quarter ended March 31/st/, 2001, the expenses of $15,000 represent accruals for compensation of Filmagic's officers and directors. During the quarter ended March 31/st/, 2000, the expenses of $19,750 represent the value of the contingent issuance of one million shares of common stock for payment of expenses and services rendered in the amount of $17,500 and the write down of the impaired film library in the amount of $ 2,250.


                          ***SIGNATURE PAGE FOLLOWS***

                       FILMAGIC ENTERTAINMENT CORPORATION
                      FOR THE QUARTER ENDED MARCH 31, 2001



PART II -    Other Information



                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FILMAGIC ENTERTAINMENT CORPORATION
----------------------------------
          REGISTRANT

By: /S/
   -------------------------------
     R. Bruce Harris, President

By: /S/
   -------------------------------
     Harvey Lalach

By: /S/
   -------------------------------
     Frank De Santis

By: /S/
   -------------------------------
     Aubrye A. Harris

By: /S/
   -------------------------------
     Song Liping

Dated:    December 27, 2001



                              ***BOARD CONSENT***