Form 10QSB
period 2001-06-30
FILMAGIC ENTERTAINMENT CORPORATION
filed 2002-01-03
CIK 846494

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________to__________.

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

                      FILMAGIC ENTERTAINMENT CORPORATION
                      FOR THE QUARTER ENDED JUNE 30, 2001


                                     INDEX
                                     -----


PART I - Financial Information


     Item 1 - Financial Statements                                      Page No.

     Consolidated Statements of Operations for the
       quarters ended June 30, 2001 and 2000                               3

     Consolidated Statements of Operations for the six
       months ended June 30, 2001 and 2000                                 4

     Consolidated Balance Sheets as of June 30, 2001
       and December 31, 2000                                               5

     Consolidated Statements of Cash Flows for the
       six months ended June 30, 2001 and 2000                             6

     Notes to the Consolidated Financial Statements                        7

     Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations               7

PART II - Other Information

     Signatures                                                            8

                      FILMAGIC ENTERTAINMENT CORPORATION
                      FOR THE QUARTER ENDED JUNE 30, 2001


PART I - Financial Information.

               Item 1 - Financial Statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    QUARTERS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)


                                               2001               2000
                                               ----               ----

Revenues                                    $        0         $        0

Expenses                                        15,000             19,750
                                            ----------         ----------

Net loss                                    $  (15,000)        $  (19,750)
                                            ==========         ==========

Net loss per share, basic and diluted       $     (.00)        $     (.00)
                                            ==========         ==========

Weighted average number of
  shares outstanding                         8,263,006          8,263,006
                                            ==========         ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      FILMAGIC ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       SIX MONTHS JUNE 30, 2001 AND 2000
                                  (UNAUDITED)


                                                  2001          2000
                                                  ----          ----

Revenues                                       $        0    $        0

Expenses                                           30,000        39,500
                                               ----------    ----------

Net loss                                       $  (30,000)   $  (39,500)
                                               ==========    ==========

Net loss per share, basic and diluted          $     (.00)   $     (.00)
                                               ==========    ==========

Weighted average number of
  shares outstanding                            8,263,006     8,263,006
                                               ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      FILMAGIC ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2001 AND DECEMBER 31, 2000
                                  (UNAUDITIED)

                                     ASSETS

                                                 2001          2000*
                                             -----------   -----------

Current assets                               $         0   $         0

Other assets                                       1,000         1,000
                                             -----------   -----------
Total assets                                 $     1,000   $     1,000
                                             ===========   ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities                          $    30,000   $         0


STOCKHOLDERS'  EQUITY:

Common Stock, $.001 par value, 10,000,000
  shares authorized, 8,263,006 issued
  and outstanding                                  8,263         8,263

Paid-in-capital                                1,531,796     1,531,796

Accumulated deficit                           (1,569,059)   (1,539,059)
                                             -----------   -----------
Total liabilities and
  stockholders' equity                       $     1,000   $     1,000
                                             ===========   ===========



* Summarized from audited financial statements.


  The accompanying notes are an integral part of these consolidated financial statements.

                      FILMAGIC ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                      2001       2000
                                                    --------   --------

Cash Flows from Operating Activities
  Net Loss                                          $(30,000)  $(39,500)
       Non-Cash Items:
        Increase (Decrease) in Current Liabilities    30,000        -0-
        Stock Issued For Services and
         Payment of Expenses                              -0-    39,500
                                                    --------------------

        Net Cash Used by Operating Activities             -0-        -0-

Cash Flows from Investing Activities                      -0-        -0-

Cash Flows from Financing Activities                      -0-        -0-
                                                    --------------------

Increase (Decrease) in Cash and Cash Equivalents          -0-        -0-

Balance, Beginning of Period                              -0-        -0-
                                                    --------------------

Balance,  End of Period                             $     -0-   $    -0-
                                                    ====================


  The accompanying notes are an integral part of these consolidated financial statements.

                      FILMAGIC ENTERTAINMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001


NOTE 1.   MANAGEMENT'S STATEMENT

          In the opinion of Management, the accompanying unaudited consolidated financial statements have been prepared in accordance with the Form 10-QSB instructions and contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Filmagic Entertainment Corporation (Filmagic) as of June 30th , 2001; and the results of operations and cash flows for the quarters and six month periods ended June 30th, 2001 and 2000. The notes to the consolidated financial statements, which are contained in the 2000 Form 10-KSB should be read in conjunction with these consolidated financial statements. These results have been determined on the basis of generally accepted accounting principals and practices and applied consistently with those used in the preparation of Filmagic's 2000 Form 10-KSB.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Filmagic has effectively been a development stage enterprise since inception in 1983. Filmagic has not generated any revenue during the quarters and six month periods ended June 30, 2001 and 2000, and currently has no contracts or agreements to develop its master tape library.

          During the quarters and six month periods ended June 30th, 2001 and 2000, respectively, Filmagic's only operating activity pertained to non-cash transactions. During the quarter and six month period ended June 30th , 2001, the expenses of $15,000 and $30,000, respectively, represent accruals for compensation of Filmagic's officers and directors. During the quarter and six months ended June 30th , 2000, the expenses of $19,750 and $39,500, respectively represent the value of the contingent issuance of 1,000,000 shares of common stock for payment of expenses and services rendered in the amount of $17,500 and $35,000, respectively and the right down of the impaired film library in the amount of $ 2,250 and $ 4,500, respectively.


                     ***SIGNATURE PAGE FOLLOWS***

                      FILMAGIC ENTERTAINMENT CORPORATION
                      FOR THE QUARTER ENDED JUNE 30, 2001


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

FILMAGIC ENTERTAINMENT CORPORATION
----------------------------------
          REGISTRANT

By: /S/
   -------------------------------
        R. Bruce Harris, President

By: /S/
    ------------------------------
        Harvey Lalach

By: /S/
    ------------------------------
        Frank De Santis

By: /S/
   -------------------------------
        Aubrye A. Harris

By: /S/
    ------------------------------
        Song Liping

Dated:  December 27, 2001



                              ***BOARD CONSENT***