Form 10QSB
period 2001-09-30
FILMAGIC ENTERTAINMENT CORPORATION
filed 2002-01-03
CIK 846494

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________to ___________.

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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES     X      NO __________
                                          ---------


     The number of shares of Common Stock, $0.001 par value, outstanding on December 18, 2001, was 8,263,006 shares.

                      FILMAGIC ENTERTAINMENT CORPORATION
                             FOR THE QUARTER ENDED
                              SEPTEMBER 30, 2001


                                     INDEX
                                     -----

PART I  -  Financial Information

     Item 1 -  Financial Statements                                        Page No.
         Consolidated Statements of Operations for the quarters               3
          ended September 30, 2001 and 2000

         Consolidated Statements of Operations for the nine months            4
          ended September 30, 2001 and 2000

         Consolidated Balance Sheets as of September 30, 2001                 5
          and December 31, 2000

         Consolidated Statemenst of Cash Flows for the                        6
          nine months ended September 30, 2001 and 2000

         Notes to the Consolidated Financial Statements                       7

         Item 2 -    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           7

PART II - Other Information

         Signatures                                                           8

                      FILMAGIC ENTERTAINMENT CORPORATION
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2001


PART I  -  Financial Information

                 Item 1 - Financial Statements


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)


                                             2001        2000
                                         ----------   ----------

Revenues                                 $        0   $        0


Expenses                                     17,500       19,750
                                         ----------   ----------

Net loss                                 $  (17,500)  $  (19,750)
                                         ==========   ==========

Net loss per share, basic and diluted    $     (0.0)  $     (0.0)
                                         ==========   ==========

Weighted average number of
  shares outstanding                      8,263,006    8,263,006
                                         ==========   ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                      FILMAGIC ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)


                                           2001          2000
                                           -----         ----

Revenues                                 $        0   $        0


Expenses                                     47,500       59,250
                                         ----------   ----------

Net loss                                 $  (47,500)  $ ( 59,250)
                                         ==========   ==========

Net loss per share, basic and diluted    $     (.01)  $     (.01)
                                         ==========   ==========

Weighted average number of
  shares outstanding                      8,263,006    8,263,006
                                         ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      FILMAGIC ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                  (UNAUDITED)

                                    ASSETS

                                                 2001          2000*
                                             -----------   ------------
Current assets                               $         0   $         0

Other assets                                       1,000         1,000
                                             -----------   -----------
Total assets                                 $     1,000   $     1,000
                                             ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities                          $    47,500   $         0


STOCKHOLDERS' EQUITY:

Common Stock, $.001 par value, 10,000,000
  shares authorized, 8,263,006 issued
   and outstanding                                 8,263         8,263

Paid-in-capital                                1,531,796     1,531,796

Accumulated deficit                           (1,586,559)   (1,539,059)
                                             -----------   -----------
Total liabilities and
  stockholders' equity                       $     1,000   $     1,000
                                             ===========   ===========



*  Summarized from audited financial statements.


  The accompanying notes are an integral part of these consolidated financial statements.

                      FILMAGIC ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                      2001        2000
                                                    --------   ---------
Cash Flows from Operating Activities
  Net Loss                                          $(47,500)   $(59,250)
      Non-Cash Items:
       Increase (Decrease) in Current Liabilities     47,500           0
       Stock Issued for Services and
        Payment of Expenses                                0      59,250
                                                    ---------------------

       Net Cash Used by Operating Activities               0           0

Cash Flows from Investing Activities                       0           0

Cash Flows from Financing Activities                       0           0
                                                    ---------------------

Increase (Decrease) in Cash and Cash Equivalents           0           0

Balance, Beginning of Period                               0           0
                                                    ---------------------

Balance End of Period                               $      0    $      0
                                                    =====================


  The accompanying notes are an integral part of these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



NOTE 1 - MANAGEMENT'S STATEMENT

          In the opinion of Management, the accompanying unaudited consolidated financial statements have been prepared in accordance with the Form 10-QSB instructions and contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Filmagic Entertainment Corporation (Filmagic) as of September 30, 2001; and the results of operations and cash flows for the quarters and nine months ended September 30, 2001 and 2000. The notes to the consolidated financial statements, which are contained in the 2000 Form 10-KSB should be read in conjunction with these consolidated financial statements. These results have been determined on the basis of generally accepted accounting principals and practices and applied consistently with those used in the preparation of Filmagic's 2000 Form 10-KSB.

NOTE 2 - SUBSEQUENT EVENTS

          In December, 2001, the Company increased the amount shares authorized to 100,000,000 from 10,000,000.

          Also in December, 2001, the Company issued 1,662,500 shares in payment for services rendered in the amount of $66,500, $46,000 of which was accrued as of September 30, 2001.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Filmagic has effectively been a development stage enterprise since inception in 1983. Filmagic has not generated any revenue during these quarters and nine month periods ended September 30th 2001, and currently has no contracts or agreements to develop its master tape library.

          During the quarters and nine months ended September 30th, 2001 and 2000, respectively, Filmagic's only operating activity pertained to non-cash transactions. During the quarter and nine month period ended September 30th, 2001, the expenses of $17,500 and $47,500, respectively, represent accruals for compensation of Filmagic's officers and directors and contain legal and accounting fees. During the quarter and nine months ended September 30th, 2000, the expenses of $19,750 and $59,250, respectively represent the value of the contingent issuance of 1,000,000 shares of common stock for payment of expenses and services rendered in the amount of $17,500 and $52,500, respectively and the write down of the impaired film library in the amount of $ 2,250 and $6,750, respectively.



                         ***SIGNATURE PAGE FOLLOWS***

                      FILMAGIC ENTERTAINMENT CORPORATION
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2001


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

FILMAGIC ENTERTAINMENT CORPORATION
----------------------------------
           REGISTRANT

By: /S/
   -------------------------------
     R. Bruce Harris, President

By: /S/
    ------------------------------
     Harvey Lalach

By:/S/
   -------------------------------
     Frank De Santis

By:/S/
   -------------------------------
     Aubrye A. Harris

By:/S/
   -------------------------------
     Song Liping


Dated:    December 27, 2001


                              ***BOARD CONSENT***