Form 10KSB
period 2001-12-31
FILMAGIC ENTERTAINMENT CORPORATION
filed 2002-06-13
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State  issuer's  revenues  for its  most  recent  fiscal  year.  NONE .
                                                                          ----

The aggregate market value of the voting stock held by non-affiliates of the registrant on May 6, 2002 was $ 311,620. The number of shares of Common Stock, $0.001 par value, outstanding on May 6, 2002, was 11,025,506 shares, held by 217 shareholders.

                                     PART I



Item 1.           Description of    Business


Background

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



Market Strategy

         Filmagic's primary strategic objective is to arrange for the potential distribution of its existing library. The Management team will provide low financial risk from the expansion of the rights in its film library by entering into distribution agreements, which offer minimum guarantees prior to release. Further discussion of management's thoughts and potential directions are discussed in Item 6 of this document.



Item 2.           Description of Property

         The company currently has available to it facilities within the offices of two of its directors. The location at 2869 India St. in San Diego, California is the law offices of Mr. Frank DeSantis, one of the current directors. The company utilizes the location for mail receipt and board meetings because of the conference room. The main mail location is that of the President, Mr. R.Bruce Harris and is 1042 N. Mountain Ave-Ste#B348, in Upland, California 91786. Filmagic does not pay for any rent nor expenses incurred with these locations. Both officers provide space usage during the normal operations of their existing businesses.



Item 3.           Legal Proceedings

         The Company is not involved in any legal proceedings as of the date of this filing.



Item 4.           Submission of Matters to a Vote of Security Holders.

         None



                                     PART II


Item 5.           Market for Common Equity and Related Stockholder Matters.


         Filmagic's  common stock has been traded in the Over the Counter Market
(OTC), "pink sheets" and has been subject to sporadic trading and pricing. The stock has not actively traded in the past several years. During 1999, Filmagic issued 940,000 shares at a board of directors approved value of $.04 cents per share. During 2001, Filmagic issued 1,662,500 shares at a board of directors approved value of $ .04 cents per share .

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

         Filmagic and two other companies began negotiations during late 1997 and continued through 1999 with Mr. R. Bruce Harris, CEO of Filmagic and one of the heads of Media Continental. The three companies drafted the first levels of a Memorandum of Understanding

(MOU) with Royal Oaks Film Library, which was tabled until Filmagic could return to an active trading basis. Once Filmagic returns to active trading, management intends to re-visit the potential opportunity to make sure this is to the best interest of the shareholders. Management feels that should the opportunity be activated, board and management seats could change with such an agreement. Focusing on additional mergers opportunities or acquisitions would allow the company a vehicle to distribute it's films currently in the Library and will help create a process to generate a cost efficient process for the Cable networks. Management is not, however, making this area of business its only focus, as is stated in the beginning of this section.



The Opportunity

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



Resource Requirements

         Management feels to meet its current focus they need to seek up to $ 10,000,000 which management feels should be raised from either private investors, or through the market via SEC registrations. These capital requirements would be necessary for Filmagic to realistically meet all of it's objectives and projections which will be contained in it's business plan.


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

         There have been no discussions , understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, Filmagic's management has never used outside consultants or advisors in connection with a merger or acquisition. As is customary in the industry, Filmagic may pay a finder's fee for the location of an appropriate business opportunity or business combination. If any such fee is paid, it will be approved by Filmagic's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction and decreased down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of Filmagic, if such person plays a material role in bringing a transaction to Filmagic.

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

         -  check references of management and key personnel, and;

         - take other reasonable investigative measures, to the extent of Filmagic's limited financial resources and management expertise.

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

         Management has advanced, and will continue to advance funds, which shall be used by Filmagic in identifying and pursuing agreements with target companies. Management anticipates that these funds will be repaid from the proceeds of any agreement with the target company, and that any such agreement may, in fact, be contingent upon their payment of those funds.

Results of Operations for 2001 and 2000


         Filmagic has effectively been a development state enterprise since inception in 1983. Historically, its cumulative revenues have arisen from the forgiveness of debt. Filmagic has not generated any revenue during the last nine
(9) years. Filmagic has no contracts to develop a master tape library of older television programming acquired in 1988. Filmagic' s principal expenses during this development period have been due to the amortization and write-down of the tape library, and more recently to the administrative expenses incurred in connection with Filmagic bringing it's financial reporting current.

         During the fiscal years ended December 31, 2001 and 2000, respectively, Filmagic' s only operating activity pertained to non-cash transactions and expenses paid on behalf of Filmagic by certain officers, Directors and other related parties.

         During the year ended December 31, 2001, Filmagic issued common shares in exchange for services rendered by The Board of Directors, The President and for legal and accounting services. The total shares issued were 1,662,500 at an agreed-upon value of $.04 per share for a charge to operations of $ 66,500. In addition, Filmagic accrued expenses for transfer agent fees and independent auditor fees in the amount of $8,930. The total expenses charged to operations during 2001 were $ 75,430, a decrease of $ 3,570 or 4.5% from the total expenses charged to operations of $79,000 during 2000.

         During  the  year  ended   December  31,  2000,   Filmagic   agreed  to
contingently issue 1,000,000 common shares (500,000 each to a shareholder at a $ ..04 per share discount and another 500,000 shares to Filmagic's President), should the price of the common stock reach $.10 per share, resulting in a charge to operations of $70,000. Another $ 9,000 was expensed, writing down the impaired tape library for a total charge to operations of $79,000. This represents an increase of $ 41,400 or 110.1 % increase over the total charge to operations of $ 37, 600 in 1999.

Item 7.           Financial Statements



                       FILMAGIC ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE
  CUMULATIVE PERIOD FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2001




                                    CONTENTS

                                                                           Page

INDEPENDENT AUDITORS' REPORT                                                12

FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                        13

         Consolidated Statements of Operations                              14

         Consolidated Statement of Changes in Stockholders' Equity          15

         Consolidated Statements of Cash Flows                              20

         Notes to Consolidated Financial Statements                         21

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Filmagic Entertainment Corporation

We have audited the accompanying consolidated balance sheets of Filmagic Entertainment Corporation (A Development Stage Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001 and for the cumulative period from December 7, 1983 (inception of development stage) through December 31, 2001. The consolidated financial statements are the responsibility of the management of Filmagic Entertainment Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Filmagic Entertainment Corporation as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 and for the cumulative period from December 7, 1983 (inception of development stage) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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




                                                     Hurley & Company


Granada Hills,  CA
April 1, 2002

                       FILMAGIC ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000



                                                               2001          2000
                                                            -----------   -----------
                                     ASSETS

Current assets                                              $      --     $      --

Other assets                                                      1,000         1,000
                                                            -----------   -----------
Total assets                                                $     1,000   $     1,000
                                                            ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities                                         $     8,930   $      --


STOCKHOLDERS' EQUITY:

Common Stock, $.001 par value, 100,000,000
  shares authorized, 9,925,506 and 8,263,006 shares issued
  and outstanding                                                 9,926         8,263

Additional paid-in-capital                                    1,596,633     1,531,796

Deficit accumulated during the development stage             (1,614,489)   (1,539,059)
                                                            -----------   -----------
         Total stockholder (deficit) equity                      (7,930)        1,000

Total liabilities and
   stockholders' equity                                     $     1,000   $     1,000
                                                            ===========   ===========


        See accompanying independent auditors' report and notes to these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE
  CUMULATIVE PERIOD FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2001



                                                                   Dec. 07, 1983
                                                                    (Inception)
                                                                      Through
                                        2001            2000       Dec. 31, 2001
                                    --------------   -----------   -------------

Revenues                            $         --     $      --      $   261,023

Expenses                                    75,430        79,000      1,875,512
                                    --------------   -----------    -----------

Net loss                            $     ( 75,430)  $   (79,000)   $(1,614,489)
                                    ==============   ===========    ===========
Net loss per share -
  Basic and diluted                 $         (.01)  $      (.01)
                                    ==============   ===========

Weighted average number of
  shares outstanding                     8,331,328     8,263,006
                                    ==============   ===========


        See accompanying independent auditors' report and notes to these consolidated financial statements

                       FILMAGIC ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2001



                                                           Deficit
                                                         Accumulated
                                              Additional  During the
                             Common Stock      Paid-in   Development
                            Shares    Amount   Capital      Stage       Total
                           ---------  ------  ---------   ---------   ---------
Issuance of
 stock -
 Dec. 7, 1983                 63,006  $   63  $     (13)  $    --     $      50
                           ---------  ------  ---------   ---------   ---------
Balance
Dec. 31, 1983                 63,006      63        (13)       --            50

Net loss                        --      --         --           (16)        (16)
                           ---------  ------  ---------   ---------   ---------
Balance
Dec. 31, 1984                 63,006      63        (13)        (16)         34

Issuance of
 stock                       300,000     300      7,596        --         7,896

Acquisition of
 MEDX                      6,600,000   6,600    508,293        --       514,893

Issuance of
 stock to effect
 MEDX
 acquisition                 360,000     360       (240)       --           120

Net loss                        --      --         --       (58,661)    (58,661)
                           ---------  ------  ---------   ---------   ---------
Balance
Dec. 31, 1985              7,323,006  $7,323  $ 515,636   $ (58,677)  $ 464,282



        See accompanying independent auditors' report and notes to these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2001
                                   (Continued)

                                                           Deficit
                                                         Accumulated
                                              Additional  During the
                             Common Stock       Paid-in  Development
                            Shares    Amount    Capital     Stage       Total
                           ---------  ------  ----------  ---------   ---------
Shareholder
  contribution                  --    $ --    $    2,800  $    --     $   2,800

Net loss                        --      --          --      (63,917)    (63,917)
                           ---------  ------  ----------  ---------   ---------
Balance
Dec. 31, 1986              7,323,006   7,323     518,436   (122,594)    403,165

Shareholder
 contribution                   --      --         6,700       --         6,700
Net loss                        --      --          --      (55,278)    (55,278)
                           ---------  ------  ----------  ---------   ---------
Balance
Dec. 31, 1987              7,323,006   7,323     525,136   (177,872)    354,587

Acquisition of
 Filmagic, Inc.                 --      --       800,000       --       800,000
Net loss                        --      --          --     (202,612)   (202,612)
                           ---------  ------  ----------  ---------   ---------
Balance
Dec. 31, 1988              7,323,006   7,323   1,325,136   (380,484)    951,975

Cancellation of
 note relative
 to purchase of
 film library                   --      --       100,000       --       100,000

Net loss                        --      --          --     (340,532)   (340,532)
                           ---------  ------  ----------  ---------   ---------
Balance
Dec. 31, 1989              7,323,006  $7,323  $1,425,136  $(721,016)  $ 711,443



        See accompanying independent auditors' report and notes to these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2001
                                   (Continued)

                                                          Deficit
                                                        Accumulated
                                            Additional   During the
                            Common Stock     Paid-in    Development
                          Shares    Amount   Capital       Stage        Total
                         ---------  ------  ----------  -----------   ---------
Net loss                      --    $ --    $     --    $  (180,007)  $(180,007)
                         ---------  ------  ----------  -----------   ---------
Balance
Dec. 31, 1990            7,323,006   7,323   1,425,136     (901,023)    531,436

Net income                    --      --          --         28,964      28,964
                         ---------  ------  ----------  -----------   ---------
Balance
Dec. 31, 1991            7,323,006   7,323   1,425,136     (872,059)    560,400

Net loss                      --      --          --        (70,200)    (70,200)
                         ---------  ------  ----------  -----------   ---------
Balance
Dec. 31, 1992            7,323,006   7,323   1,425,136     (942,259)    490,200

Net loss                      --      --          --        (70,200)    (70,200)
                         ---------  ------  ----------  -----------   ---------
Balance
Dec. 31, 1993            7,323,006   7,323   1,425,136   (1,012,459)    420,000

Net loss                      --      --          --        (70,000)    (70,000)
                         ---------  ------  ----------  -----------   ---------
Balance
Dec. 31, 1994            7,323,006   7,323   1,425,136   (1,082,459)    350,000

Net loss                      --      --          --        (70,000)    (70,000)
                         ---------  ------  ----------  -----------   ---------
Balance
Dec. 31, 1995            7,323,006  $7,323  $1,425,136  $(1,152,459)  $ 280,000



        See accompanying independent auditors' report and notes to these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2001
                                   (Continued)

                                                          Deficit
                                                         Accumulated
                                            Additional   During the
                           Common Stock      Paid-in    Development
                          Shares    Amount   Capital       Stage        Total
                         ---------  ------  ----------  -----------   ---------
Net loss                      --    $ --    $     --    $   (70,000)  $ (70,000)
                         ---------  ------  ----------  -----------   ---------
Balance
Dec. 31, 1996            7,323,006   7,323   1,425,136   (1,222,459)    210,000

Net loss                      --      --          --        (70,000)    (70,000)
                         ---------  ------  ----------  -----------   ---------
Balance
Dec. 31, 1997            7,323,006   7,323   1,425,136   (1,292,459)    140,000

Net loss                      --      --          --       (130,000)   (130,000)
                         ---------  ------  ----------  -----------   ---------
Balance
Dec. 31, 1998            7,323,006   7,323   1,425,136   (1,422,459)     10,000

Stock issued
 for services              940,000     940      36,660         --        37,600

Net loss                      --      --          --        (37,600)    (37,600)
                         ---------  ------  ----------  -----------   ---------
Balance
Dec. 31, 1999            8,263,006   8,263   1,461,796   (1,460,059)     10,000

Contingent
 issuance of
 1,000,000 shares
 for services                 --      --        70,000         --        70,000

Net loss                      --      --          --        (79,000)    (79,000)
                         ---------  ------  ----------  -----------   ---------
Balance
Dec. 31, 2000            8,263,006  $8,263  $1,531,796  $(1,539,059)  $   1,000






        See accompanying independent auditors' report and notes to these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FROM DECEMBER 7,1983 (INCEPTION) THROUGH DECEMBER 31, 2001
                                   (Continued)


                                                         Deficit
                                                       Accumulated
                                          Additional    During the
                         Common Stock       Paid-in     Development
                       Shares     Amount    Capital        Stage         Total
                      ---------   ------   ----------   -----------    --------

Balance
Dec 31, 2000          8,263,006   $8,263   $1,531,796   $(1,539,059)   $  1,000

Issuance of
Shares for
Services              1,662,500    1,663       64,837          --        66,500

Net loss                   --       --           --         (75,430)    (75,430)
                      ---------   ------   ----------   -----------    --------

Balance
Dec 31, 2001          9,925,506   $9,926   $1,596,633   $(1,614,489)   $ (7,930)
                      =========   ======   ==========   ===========    ========



        See accompanying independent auditors' report and notes to these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE
  CUMULATIVE PERIOD FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2001

                                                                   Dec. 7, 1983
                                                                    (Inception)
                                                                     Through
                                                2001       2000    Dec. 31, 2001
                                              --------   --------  ------------
Cash flows from operating activities:
         Net loss                             $(75,430)  $(79,000)  $(1,614,489)
         Non-cash items:
          Stock issued for services and
            payment of expenses                 66,500     70,000       784,618
          Debt forgiveness                        --         --        (250,156)
          Write-down of assets                    --        9,000       539,895
          Depreciation and amortization           --         --         513,756
          Increase in current liabilities        8,930       --           8,930
                                              --------   --------   -----------
         Net cash used by
           operating activities                   --         --         (17,446)

Cash flows from investing activities:             --         --            --

Cash flows from financing activities:
           Issuance of stock                      --         --           7,946
           Shareholder contributions              --         --           9,500
                                              --------   --------   -----------
           Net cash provided by
              financing activities                --         --          17,446

Net increase in cash and cash equivalents         --         --            --
Cash and cash equivalents,
     beginning of year                            --         --            --
                                              --------   --------   -----------
Cash and cash equivalents, end of year        $   --     $   --     $      --
                                              ========   ========   ===========
Supplemental Disclosures:
         Interest paid                        $   --     $   --     $      --
         Income taxes paid                    $   --     $   --     $      --
Non-cash investing and financing activities:
           Assets acquired for stock          $   --     $   --     $ 1,315,013




        See accompanying independent auditors' report and notes to these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


Note 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Filmagic Entertainment Corporation (the "Company") was incorporated in Utah in 1983 as Cotton Tree, Inc. In 1985, the Company acquired all the shares of MEDX, Inc. (an Arizona Corporation) through a tax-free exchange of stock with all the MEDX shareholders, and changed its name to Roedinger Medical Systems, Inc. The primary business of MEDX was the development and marketing of patented medical products under the names Vida and Prevent.

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

                       FILMAGIC ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


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

         Loss Per Share - Basic and Diluted

         Loss per share is calculated based on the weighted average number of common shares and common share equivalents outstanding for the periods presented. Common share equivalents represent shares that would be issued on exercise of options, reduced by the number of shares which would be purchased from the related proceeds. Common share equivalents are not included at December 31, 2001 because their effect would be anti-dilutive.


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

                       FILMAGIC ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



Note 3. RELATED PARTY TRANSACTIONS


         The officers of the Company have provided certain services and incurred some costs on behalf of the Company for the last few years ended December 31, 2001, that were nominal in amount, and as such, are not valued in the financial statements.

         In 2001, the Company issued Bruce Harris, the president of the Company, 500,000 shares for his services in 2001. Further the Company committed to issue him 1,000,000 shares a year for four years, beginning in 2002. Additionally, the Company granted him options to purchase 500,000 shares at $.04.

         In 2001, the Company issued 50,000 shares to a board member for legal services rendered in 2001. Further, the Company committed to pay him either $1,500 a month in cash or issue 37,500 shares each month for the year ending December 31, 2002.

         In 2001, the Company issued 112,500 shares to a shareholder for accounting services rendered in 2001. Further, the Company committed to pay him $1,000 a month or issue 25,000 shares a month, valued at $.04 per share, for the year ending December 31, 2002.

         In 2001, the Company issued 200,000 shares to each board member as compensation for board services during the year. Further, each board member was granted an option to purchase 100,000 shares at $.04.

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

                       FILMAGIC ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


Note 3. RELATED PARTY TRANSACTIONS (continued)


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

                       FILMAGIC ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



Note 5. INCOME TAXES

         The Company has a net operating loss carry-forward of approximately $1,700,000 that may be used to offset future taxable income. However, the tax benefit has not been recorded due to the uncertainty of the utilization of these carry-forwards. The carry-forwards all expire by 2021. The Company has not filed federal tax returns since 1993.

                                                       2001             2000
                                                     --------         --------
         Deferred tax benefit of
          net operating loss carry-forwards          $570,000         $560,000

         Valuation allowance                         (570,000)        (560,000)
                                                     --------         --------
         Income tax benefit                          $      0         $      0
                                                     ========         ========



Note 6. STOCK OPTIONS

         As of December 31, 2001, the Company had the following options outstanding:

                                                                 Black-Scholes
                                    Shares     Price  Expires   Value     Total
                                  ---------    ----    ----     -----    -------
         Bruce Harris               600,000    $.04    2006    $.0307    $18,420
         Four other board members   400,000    $.04    2006     .0307     12,280
                                  ---------                              -------
                                  1,000,000                              $30,700
                                  =========                              =======

         All options were issued in 2001 and vest over the next 12 months.

         In March, 2002, the Company committed to issue options to purchase 400,000 shares of common stock to each board member, at a price of $.04 per share, exercisable at 100,000 shares per quarter. The options are non-cumulative, and expire at the end of each quarter. No options have been exercised to date.

                       FILMAGIC ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001




Note 6. STOCK OPTIONS (continued)

         In accordance with APB Opinion No. 25, the fair market value of option grants is estimated on the date of grant with the intrinsic value recorded for any excess of the market price of the underlying stock over the exercise price of the option. The 1,000,000 commons stock options issued in December 2001 were all issued at market. In accordance with SFAS No. 123, the Company uses the Black-Scholes option pricing model for proforma footnote disclosure purposes, with the following assumptions used for grants in all periods presented: dividend yield of 0%, risk free interest rate of 5%, expected option life of 5 years and expected volatility of 100% at the date of issue. Had the Company fully adopted SFAS No. 123, the net loss for the year ended December 31, 2001 would have been $(106,130), and the basic and diluted loss per share would still have been $(.01).


Note 7. COMMITMENTS

         The Company has the following commitments as of December 31, 2001:

         Bruce Harris is to receive 1,000,000 shares of stock each year for four years.

         Each of the five board members is to receive 200,000 shares of stock, 50,000 shares each quarter for 2002.

         The Company's legal counsel, a board member, is also to receive either $1,500 in cash or 37,500 shares each month during 2002.

         The Company's accountant, a shareholder, is also to receive either $1,000 in cash or 25,000 shares each month in 2002.

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

Item 10. Executive Compensation.


Name and Principal       Year       Salary         Bonus     Other Annual
Position                                                     Compensation
--------                                                     ------------

 R. Bruce Harris         2001      $  -0-         $  -0-     $ 28,000 (2)(3)
                         2000      $  -0-         $  -0-     $ 20,000 (1)
   Pres./CEO             1999         -0-            -0-         -0-
                         1998         -0-            -0-         -0-

 Aubrye A. Harris        2001      $  -0-         $  -0-     $  8,000 (3)
                         2000         -0-            -0-         -0-
    Secretary            1999         -0-            -0-         -0-
                         1998         -0-            -0-         -0-

 Frank DeSantis          2001      $  -0-         $  -0-     $  8,000 (3)
                         2000         -0-            -0-         -0-
   Director              1999         -0-            -0-         -0-
                         1998         -0-            -0-         -0-

 Harvey Lalach           2001      $  -0-         $  -0-     $  8,000 (3)
                         2000         -0-            -0-         -0-
   V.P./Director         1999         -0-            -0-         -0-
                         1998         -0-            -0-         -0-

 Song Liping             2001      $  -0-         $  -0-     $  8,000 (3)
                         2000         -0-            -0-         -0-
  Director               1999         -0-            -0-         -0-
                         1998         -0-            -0-         -0-

(1) During 2000, R. Bruce Harris was granted the right to be issued 500,000 shares for his services in 2000 should the stock price reach a level of $.10 per share.

(2)      During  2001,  R.  Bruce  Harris  was  issued  500,000  shares  as  his
         compensation   for  2001,   additionally   the  Board   established  as
         compensation for 2002, 500,000 shares for each six month period.

(3) During 2001, the Board of Directors authorized and issued 200,000 shares of stock to each of the directors for 2001, and authorized that
         (3) 50,000 shares of stock be issued on a quarterly basis for each board member as board compensation for 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

   The following "Table" represents the Ownership of Certain Beneficial Owners and Management as of December 31, 2001:




(1) Title of Class     (2) Name and Address            (3) Amount and Nature           (4) Percent of
                           of beneficial owner             of beneficial ownership         Class(2)

Common Stock
Par value $.001

                        R. Bruce Harris  (1)                1,200,000(3)                   10.98%
                        President/ Board Chairman
                        1042 N. Mountain #B348
                        Upland, California 91786


                        Aubrye A. Harris (1)(5)                200,000                      1.83%
                        Secretary/ Director
                        1042 N. Mountain #B348
                        Upland, California 91786

                        Harvey Lalach    (1)                    200,000                     1.83%
                        Vice Pres./ Director
                        2575 Alberta Court
                        Kelowna, BC  V1W2X8

                        Frank DeSantis   (1)                    250,000                     2.29%
                        Director
                        2869 India St.
                        San Diego, California 92103

                        Song Liping (1)                         200,000                     1.83%
                        Director
                        Rm504 Bldg #305,Datong RD
                        Gaquaiao, Shanghai, PRChina

                              Total of all officers
                              and directors as a group         ---------                    -----
                               ( Five Persons):                2,050,000                    18.76%
                                                               ---------                    -----

                        R. G. Harris (4)                          35,000                       .3%
                        1777 Woodland St-Ste G1
                        Upland, Calif. 91786


                        Drones Financial Ltd.                    500,000                     4.58%
                        Union Bank Plaza Suite 2600
                        445 South Figueroa Street
                        Los Angeles, CA 90071-1630

                        Triad Investment Group                 1,200,000 (6)                10.98%
                        Unit A 6F Two Chinache Pl
                        135 Des Voeux Rd.
                        Hong Kong

                        Twin Rainbow Investments, Inc            500,000                     4.58%
                        P.O. Box 552
                        Lakeport, Ca. 95453

         (1) Denotes Officers or Directors

         (2) Based on 9,925,506 shares issued and outstanding, plus 1,000,000 contingently issuable shares

         (3) Includes 500,000 contingently issuable shares to be deliverable if share value exceeds $.10/share

         (4) R. G. Harris is the father of R. Bruce Harris, CEO. Mr. Harris disclaims all beneficiary interest in any of his father's shares

         (5) Aubrye A. Harris is also the daughter of the President

         (6) Includes 500,000 contingently issuable shares to be purchased at $.06/share if share value exceeds $.10/share

Item 12. Certain Relationships and Related Transactions.

         Based solely upon a review of Forms 3, 4, and 5 furnished to the registrant under Section 16(a) of the Securities Exchange Act of 1934, the following persons failed to timely file reports required by Section 16(a) during the most recent fiscal year or prior years:



R. Bruce Harris, President and Board Chairman, beneficial owner of 500,000 contingently issuable common shares (5.71%)

No Form 3 - initial filing of equity securities by directors and officers -
            for the fiscal year ended December 31, 2000

No Form 5 - annual statement of ownership of securities by directors and officers - for the fiscal year ended December 31, 2000

Triad Investment Group, beneficial owner of 700,000 common shares plus 500,000 contingently issuable common shares ( 16.43%)

No Form 3 - initial filing of equity securities by a 10 percent owner (700,000)
            common shares shares  (11.38%) - for the fiscal year ended
            December 31, 1999

No Form 4 - changes to a previously filed Form 3,
            beneficial owner ( 11.38% to 16.43 %) - for the fiscal year ended December 31,2000

No Form 5 - annual statement of ownership of securities by a 10 percent owner for the fiscal years ended December 31, 2000 and 1999, respectively

Rowland J. Mosser, beneficial owner of 1,030,583 common shares (10.38%). No Form 5- annual statement of ownership of securities of a 10 percent owner for the fiscal year ended December 31, 2001 has been filed. However, the beneficial owner has transferred his shares after December 31, 2001 to the Depository Trust Corporation and the shares no longer appear in his name.

Ronald Webber, beneficial owner of 1,030,583 common shares (10.38%). No Form 5 - annual statement of ownership of securities of a 10 percent owner for the fiscal year ended December 31, 2001 has been filed. However the beneficial owner has transferred his shares after December 31, 2001 to the Depository Trust Corporation and the shares no longer appear in his name.


Item 13. Exhibits and Reports on Form 8-K.

         A Form 8-K was filed on November 9th, 2001 indicating a change in the officers and directors of the Registrant.




                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FILMAGIC ENTERTAINMENT CORPORATION
----------------------------------
         REGISTRANT

By:____________________________________
         R. Bruce Harris, President

By:____________________________________
         Frank DeSantis, Director

By: ____________________________________
         Harvey Lalach, Director

By:_____________________________________
         Aubrye A. Harris, Director

By: _____________________________________
         Song Liping, Director


Dated:            May 15, 2002