Form 10QSB
period 2002-03-31
FILMAGIC ENTERTAINMENT CORPORATION
filed 2002-06-13
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to _______.

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
                                (Title of Class)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                       --     --

         The number of shares of Common Stock, $0.001 par value, outstanding on May 06, 2002, was 11,025,506 shares.

                       FILMAGIC ENTERTAINMENT CORPORATION
                      FOR THE QUARTER ENDED MARCH 31, 2002



                                      INDEX


PART I  -  Financial Information


         Item 1 -  Financial Statements                                 Page No.



         Consolidated Statements of Operations for the three months          3
            ended March 31, 2002 and 2001

         Consolidated Balance Sheets as of March 31, 2002                    4
            and December 31, 2001

         Consolidated Statements of Cash Flows for the
            three months ended March 31, 2002 and 2001                       5

         Notes to the Consolidated Financial Statements                      6

         Item 2 -          Management's Discussion and Analysis of
                             Financial Condition and Results of Operations   7

PART II - Other Information


         Signatures                                                          8

                       FILMAGIC ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                       2002             2001
                                                       ----             ----

Revenues                                           $         0      $         0


Expenses                                                27,500           15,000
                                                   -----------      -----------

Net loss                                           $   (27,500)     $   (15,000)
                                                   ===========      ===========

Net loss per share, basic and diluted              $      (-0-)     $      (-0-)
                                                   ===========      ===========

Weighted average number of
  shares outstanding                                 9,925,506        8,263,006
                                                   ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                   (UNAUDITED)

                                     ASSETS

                                                                2002          2001*
                                                            -----------   -----------
Current assets                                              $         0   $         0

Other assets                                                      1,000         1,000
                                                            -----------   -----------
Total assets                                                $     1,000   $     1,000
                                                            ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities                                         $    36,430   $     8,930


STOCKHOLDERS'  EQUITY:

Common Stock, $.001 par value, 100,000,000
  shares authorized, 9,925,506 issued
   and outstanding                                                9,926         9,926

Paid-in-capital                                               1,596,633     1,596,633

Accumulated deficit                                          (1,641,989)   (1,614,489)
                                                            -----------   -----------
Total liabilities and
   stockholders' equity                                     $     1,000   $     1,000
                                                            ===========   ===========


*  Summarized from audited financial statements.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                              2002       2001
                                                            --------   --------

Cash Flows from Operating Activities
   Net Loss                                                 $(27,500)  $(15,000)
         Non-Cash Items:
           Increase (Decrease) in Current Liabilities         27,500     15,000
           Stock Issued for Services and
             Payment of Expenses                                   0          0
                                                            --------   --------

           Net Cash Used by Operating Activities                   0          0

Cash Flows from Investing Activities                               0          0

Cash Flows from Financing Activities                               0          0
                                                            --------   --------

Increase (Decrease) in Cash and Cash Equivalents                   0          0

Balance, Beginning of Period                                       0          0
                                                            --------   --------

Balance, End of Period                                      $      0   $      0
                                                            ========   ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002




 NOTE I -  MANAGEMENT'S STATEMENT

         In the opinion of Management, the accompanying unaudited consolidated financial statements have been prepared in accordance with the Form 10-QSB instructions and contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Filmagic Entertainment Corporation (Filmagic) as of March 31, 2002; and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The notes to the consolidated financial statements, which are contained in the 2001 Form 10-KSB should be read in conjunction with these consolidated financial statements. These results have been determined on the basis of generally accepted accounting principals and practices, and applied consistently with those used in the preparation of Filmagic's 2001 Form 10-KSB.



NOTE 2 -  SUBSEQUENT EVENTS

         In April, 2002, Filmagic issued 1,100,000 shares of common stock as payment for services rendered by officers and directors as well as certain legal and accounting costs in the amount of $ 44,000. As of March 31, 2002, $ 27,500 was accrued.

                       FILMAGIC ENTERTAINMENT CORPORATION
                                 MARCH 31, 2002



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                   Filmagic has effectively been a development stage enterprise since inception in 1983. Filmagic has not generated any revenue during the three month periods ended March 31, 2002 and 2001, and currently has no contracts or agreements to develop its master tape library.

                   During the three months ended March 31, 2002 and 2001, respectively, Filmagic's only operating activity pertained to non-cash transactions. During the three month period ended March 31, 2002, the expenses of $27,500 represent accruals for compensation of Filmagic's officers and directors and certain legal and accounting fees. During the three months ended March 31, 2001, the expenses of $ 15,000 represent accruals for compensation of Filmagic's officers and directors. The expenses charged to operations of $ 27,500 for the three months ended March 31, 2002 represent an increase of $12,500 or an 83% increase over the three months ended March 31, 2001 and is attributable to an increase in officers compensation and recurring legal and accounting costs.




                          ***SIGNATURE PAGE FOLLOWS***

                       FILMAGIC ENTERTAINMENT CORPORATION
                      FOR THE QUARTER ENDED MARCH 31, 2002




PART II -         Other Information



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FILMAGIC ENTERTAINMENT CORPORATION
----------------------------------
           REGISTRANT

By: /S/
   --------------------------------------------------
         R. Bruce Harris, President

By: /S/
    -------------------------------------------------
         Harvey Lalach

By:/S/
   --------------------------------------------------
         Frank De Santis

By:/S/
   --------------------------------------------------
         Aubrye A. Harris

By:/S/
   --------------------------------------------------
         Song Liping

Dated:            May 15, 2002