Form 10QSB
period 2002-06-30
FILMAGIC ENTERTAINMENT CORPORATION
filed 2002-08-16
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.

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

         The number of shares of Common Stock, $0.001 par value, outstanding on August 10, 2002, was 11,025,506 shares.

                       FILMAGIC ENTERTAINMENT CORPORATION
                       FOR THE QUARTER ENDED JUNE 30, 2002



                                      INDEX


PART I  -  Financial Information


         Item 1 -  Financial Statements                                 Page No.



         Consolidated Statements of Operations for the quarters                3
            ended June 30, 2002 and 2001

         Consolidated Statements of Operations for the six months              4
            Ended June 30, 2002 and 2001

         Consolidated Balance Sheets as of June 30, 2002                       5
            and December 31, 2001

         Consolidated Statements of Cash Flows for the
            six months ended June 30, 2002 and 2001                            6

         Notes to the Consolidated Financial Statements                        7

         Item 2 -  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations             8

PART II - Other Information


         Signatures                                                            9

                       FILMAGIC ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      QUARTERS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                 2002                2001
                                             ------------         ------------

Revenues                                     $          0         $          0


Expenses                                           31,019               15,000
                                             ------------         ------------

Net loss                                     $    (31,019)        $    (15,000)
                                             ============         ============

Net loss per share, basic and diluted        $         (0)        $         (0)
                                             ============         ============

Weighted average number of
  shares outstanding                           10,977,154            8,263,006
                                             ============         ============


        The accompanying notes are an integral part of these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)




                                                 2002                2001
                                             ------------         ------------

Revenue                                      $          0         $          0


Expenses                                           58,519               30,000
                                             ------------         ------------

Net loss                                     $    (58,519)        $    (30,000)
                                             ============         ============


Net loss per share, basic and diluted        $       (.01)        $         (0)
                                             ============         ============

Weighted average number of
 shares outstanding                            10,454,235            8,263,006
                                             ============         ============


       The accompanying notes are an intergral part of these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                   (UNAUDITED)

                                     ASSETS

                                                2002                 2001*
                                             -----------          -----------

Current assets                               $       280          $         0

Other assets                                       2,000                1,000
                                             -----------          -----------
Total assets                                 $     2,280          $     1,000
                                             ===========          ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities                          $    24,729          $     8,930


STOCKHOLDERS'  EQUITY:

Common Stock, $.001 par value, 100,000,000
  shares authorized, 11,025,506 and
  9,925,506 issued and outstanding,
  respectively                                    11,026                9,926

Paid-in-capital                                1,639,533            1,596,633

Accumulated deficit                           (1,673,008)          (1,614,489)
                                             -----------          ------------

Total liabilities and
   stockholders' equity                      $     2,280          $     1,000
                                             ===========          ============


* Summarized from audited financial statements.



        The accompanying notes are an integral part of these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                         2002            2001
                                                       --------       --------

 Cash Flows from Operating Activities
    Net Loss                                           $(58,519)      $(30,000)
          Non-Cash Items:
            Increase in current liabilities              15,799        30,000
            Increase in other assets                     (1,000)            (0)
            Stock issued for services and
              payment of expenses                        44,000              0
                                                       --------       --------

          Net Cash Provided by Operating Activities         280              0

 Cash Flows from Investing Activities                         0              0

 Cash Flows from Financing Activities                         0              0
                                                       --------       --------

 Increase  in Cash and Cash Equivalents                     280              0

 Balance, Beginning of Period                                 0              0
                                                       --------       --------

 Balance, End of Period                                $    280       $      0
                                                       ========       ========


        The accompanying notes are an integral part of these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002




 NOTE I -  MANAGEMENT'S STATEMENT

         In the opinion of Management, the accompanying unaudited consolidated financial statements have been prepared in accordance with the Form 10-QSB instructions and contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Filmagic Entertainment Corporation (Filmagic) as of June 30, 2002; and the results of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001. The notes to the consolidated financial statements, which are contained in the 2001 Form 10-KSB should be read in conjunction with these consolidated financial statements. These results have been determined on the basis of generally accepted accounting principals and practices, and applied consistently with those used in the preparation of Filmagic's 2001 Form 10-KSB.

                       FILMAGIC ENTERTAINMENT CORPORATION
                                  JUNE 30, 2002



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Filmagic has effectively been a development stage enterprise since inception in 1983. Filmagic has not generated any revenue during the three and six month periods ended June 30, 2002 and 2001, and currently has no contracts or agreements to develop its master tape library.





                          ***SIGNATURE PAGE FOLLOWS***

                       FILMAGIC ENTERTAINMENT CORPORATION
                                  JUNE 30, 2002




PART II - Other Information



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FILMAGIC ENTERTAINMENT CORPORATION
                  REGISTRANT

By: /S/
   --------------------------------------------------
         R. Bruce Harris, President

By: /S/
    -------------------------------------------------
         Harvey Lalach

By:/S/
   --------------------------------------------------
         Frank De Santis

By:/S/
   --------------------------------------------------
         Aubrye A. Harris

By:/S/
   --------------------------------------------------
         Song Liping

Dated:  August 14, 2002

                        CERTIFICATION OF PERIODIC REPORT




I, R. Bruce Harris, President and CEO of Filmagic Entertainment Corporation ( the "Company" ), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) the Quarterly Report on Form 10-QSB of the Company for the quarter ended June 30, 2002 (the " Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 ( 15 U.S.C. 78m or 78o (d)); and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:    August 14, 2002





                                             //S//
                                            -------------------------------
                                             R. Bruce Harris, President/CEO