Form 10QSB/A
period 2002-06-30
FILMAGIC ENTERTAINMENT CORPORATION
filed 2002-08-16
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              Amendment Number 1 to
                                   FORM 10-QSB

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

Dated:    August 14, 2002


                                            /S/ R. Bruce Harris
                                            -------------------------------
                                             R. Bruce Harris, President/CEO

                        CERTIFICATION OF PERIODIC REPORT


I,  Harvey  Lalach,   Vice-President  and  Director  of  Filmagic  Entertainment
Corporation ( the "Company" ), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

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

Dated: August 14, 2002


                                     /S/ Harvey Lalach
                                     ------------------------------------------
                                     Harvey Lalach, Vice-President and Director