Form 10QSB/A
period 2002-06-30
FILMAGIC ENTERTAINMENT CORPORATION
filed 2002-08-19
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              Amendment Number 2 to
                                   FORM 10-QSB

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

               During the three and six month periods ended June 30, 2002 and 2001, respectively, Filmagic's only operating activity pertained to administrative activities. During the three and six month periods ended June 30, 2002, the expenses of $31,019 and $58,519, respectively, represent accruals and payments for compensation of Filmagic's officers and directors and certain legal, accounting and administrative fees. During the three and six month periods ended June 30, 2001, the expenses of $15,000 and $30,000, respectively, represent accruals for compensation of Filmagic's officers and directors. The expenses charged to operations of $58,519 for the six months ended June 30, 2002 represent an increase of $28,519 or a 95% increase over the six months ended June 30, 2001 and is attributable to an increase in officers compensation and recurring legal and accounting costs. The expenses charged to operations of $31,019 for the three months ended June 30, 2002 represent an increase of $16,019 or a 107% increase over the three months ended June 30, 2001. This change is attributable to an increase in officers compensation, and recurring legal, accounting and administrative costs.

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