Form 10QSB
period 2002-09-30
FILMAGIC ENTERTAINMENT CORPORATION
filed 2002-11-14
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 2002.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ______________ to ___________.

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

        Registrant's telephone number including area code: (909) 982-6321

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES    X          NO
                                        -----              -----


         The number of shares of Common Stock, $0.001 par value, outstanding on October 30, 2002, was 12,125,506 shares.

                       FILMAGIC ENTERTAINMENT CORPORATION
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002



                                      INDEX


PART I  -  Financial Information


         Item 1 -  Financial Statements                                 Page No.


         Consolidated Balance Sheets as of September 30, 2002
                and December 31, 2001                                       3

         Consolidated Statements of Operations for the Quarters
            Ended September 30, 2002 and 2001                               4

         Consolidated Statements of Operations for the Nine Months
            Ended  September 30, 2002 and 2001                              5

         Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2002 and 2001                   6

         Notes to the Consolidated Financial Statements                     7

         Item 2 -  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations       8

PART II -  Other Information


         Signatures                                                         9

                       FILMAGIC ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                   (UNAUDITED)

                                     ASSETS

                                                         2002          2001*
                                                      -----------   -----------

Current assets                                        $       215   $         0

Other assets                                                2,000         1,000
                                                      -----------   -----------
Total assets                                          $     2,215   $     1,000
                                                      ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities                                   $    57,335   $     8,930


STOCKHOLDERS'  EQUITY:

Common Stock, $.001 par value, 100,000,000
  shares authorized, 11,025,506 and 9,925,506 issued
   and outstanding, respectively                           11,026
                                                                          9,926

Paid-in-capital                                         1,639,533     1,596,633

Accumulated deficit                                    (1,705,679)   (1,614,489)
                                                      -----------   -----------
Total liabilities and
   stockholders' equity                               $     2,215   $     1,000
                                                      ===========   ===========

* Summarized from audited financial statements.



         The accompanying notes are an integral part of these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                       2002             2001
                                                       -----            ----

Revenues                                           $          0     $         0


Expenses                                                 32,671          17,500
                                                   ------------     -----------

Net loss                                           $    (32,671)    $   (17,500)
                                                   ============     ===========

Net loss per share, basic and diluted              $       (-0-)    $      (-0-)
                                                   ============     ===========

Weighted average number of
  shares outstanding                                 11,025,506       8,263,006
                                                   ============     ===========


         The accompanying notes are an integral part of these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)




                                                        2002            2001
                                                        ----            ----

Revenues                                            $         0     $         0


Expenses                                                 91,190          47,500
                                                    -----------     -----------

Net loss                                            $  ( 91,190)    $   (47,500)
                                                    ===========     ===========


Net loss per share, basic and diluted               $      (.01)    $      (-0-)
                                                    ===========     ===========

Weighted average number of
Shares outstanding                                   10,646,751       8,263,006
                                                    ===========     ===========


              The accompanying notes are an integral part of these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                             2002        2001
                                                           --------    --------

Cash Flows from Operating Activities
   Net Loss                                                $(91,190)   $(47,500)
         Non-Cash Items:
           Increase in current liabilities                   48,405      47,500
           Increase in other assets                          (1,000)         (0)
           Stock issued for services and
             payment of expenses                             44,000           0
                                                           --------    --------

         Net cash provided by operating activities              215           0

Cash flows from investing activities                              0           0

Cash flows from financing activities                              0           0
                                                           --------    --------

Increase in cash and cash equivalents                           215           0

Balance, beginning of period                                      0           0
                                                           --------    --------

Balance, end of period                                     $    215    $      0
                                                           ========    ========


              The accompanying notes are an integral part of these consolidated financial statements.

                       FILMAGIC ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002




 NOTE I -  MANAGEMENT'S STATEMENT

                  In the opinion of Management, the accompanying unaudited consolidated financial statements have been prepared in accordance with the Form 10-QSB instructions and contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Filmagic Entertainment Corporation (Filmagic) as of September 30, 2002; and the results of operations and cash flows for the three and nine month periods ended September 30, 2002 and 2001. The notes to the consolidated financial statements, which are contained in the 2001 Form 10-KSB should be read in conjunction with these consolidated financial statements. These results have been determined on the basis of generally accepted accounting principals and practices, and applied consistently with those used in the preparation of Filmagic's 2001 Form 10-KSB.



NOTE II - SUBSEQUENT EVENT

                  During October 2002, Filmagic issued 1,100,000 shares of common stock in exchange for services rendered by officers and directors, and for legal and accounting services valued at $ .04 (four) cents per share. $24,000 was accrued as of September 30, 2002, the balance of the shares were issued for services rendered and to be rendered during the fourth quarter of 2002.

                       FILMAGIC ENTERTAINMENT CORPORATION
                               SEPTEMBER 30, 2002



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Filmagic Entertainment Corporation (Filmagic) has effectively been a development stage enterprise since inception in 1983. Filmagic has not generated any revenue during the three and nine month periods ended September 30, 2002 and 2001, and currently has no contracts or agreements to develop its master tape library or generate other sources of revenue. Filmagic currently has no source of working capital other than through its officers and shareholders that have advanced funds in order to pay certain out of pocket administrative expenses.

                  During the three and nine month periods ended September 30, 2002 and 2001, respectively, Filmagic's only operating activity pertained to administrative activities. During the three and nine month periods ended September 30, 2002, the expenses of $32,671 and $ 91,190, respectively, represent accruals and payments for compensation of Filmagic's officers and directors and certain legal, accounting and administrative expenses. During the three and nine month periods ended September 30, 2001, the expenses of $ 17,500 and $ 47,500, respectively, represent accruals for compensation of Filmagic's officers and directors, and legal and accounting fees. The expenses charged to operations of $ 32,671 for the three months ended September 30, 2002 represent an increase of 87% over the three months ended September 30, 2001. This change is attributable to an increase in officer's compensation and recurring legal, accounting and administrative expenses. The expenses charged to operations of $ 91,190 for the nine months ended September 30, 2002 represent an increase 92% over the nine months ended September 30, 2001, this change is also attributable to an increase in officer's compensation, director's fees, and recurring legal, accounting and administrative fees.






                          ***SIGNATURE PAGE FOLLOWS***

                       FILMAGIC ENTERTAINMENT CORPORATION
                               SEPTEMBER 30, 2002




PART II -         Other Information



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FILMAGIC ENTERTAINMENT CORPORATION
----------------------------------
            REGISTRANT

By: /S/ R. Bruce Harris
   --------------------------------------------------
         R. Bruce Harris, President

By: /S/ Harvey Lalach
    -------------------------------------------------
         Harvey Lalach

By:/S/ Frank De Santis
   --------------------------------------------------
         Frank De Santis

By:/S/ Aubrye A. Harris
   --------------------------------------------------
         Aubrye A. Harris

By:/S/ Song Liping
   --------------------------------------------------
         Song Liping

Dated:            November 14, 2002



                               ***BOARD CONSENT***

                        CERTIFICATION OF PERIODIC REPORT



I, R. Bruce Harris, President and CEO of Filmagic Entertainment Corporation ( the "Company" ), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     (1) the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2002 (the " Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 ( 15 U.S.C. 78m or 78o (d); and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:    October 30, 2002





                                             /S/
                                             -------------------------------
                                             R. Bruce Harris, President/CEO

                        CERTIFICATION OF PERIODIC REPORT



I,  Harvey  Lalach,   Vice-President  and  Director  of  Filmagic  Entertainment
Corporation ( the "Company" ), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     (3) the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2002 (the " Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 ( 15 U.S.C. 78m or 78o (d); and

     (4) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:    October 30, 2002





                                             /S/
                                             ----------------------------------
                                             Harvey Lalach, Vice Pres./Director