Form 10KSB
period 2002-12-31
INSTAPAY SYSTEMS INC
filed 2003-04-16
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

                         Commission File Number: 0-17462

                              INSTAPAY SYSTEMS, INC
                    (fka) FILMAGIC ENTERTAINMENT CORPORATION
         IMMEDIATE PREDECESSOR NAME: "ROEDEINGER MEDICAL SYSTEMS, INC."
                      PREDECESSOR NAME: "COTTON TREE, INC."
             (Exact name of registrant as specified in its charter)

UTAH                                                            87-0404991
(State or other jurisdiction of                                (IRS Employer
Incorporation or organization)                               Identification No.)

Main: 2869 India St., San Diego, California                             92103
Alternate Mail: 419 Main St.-Ste# 424, Huntington Beach, CA             92648
(Address of principal executive offices)                              (Zip Code)

        Registrant's telephone number including area code: (858)847-0139
                     Registrant's fax number (858) 847-0163

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2003 was $ 10,677,582. The number of shares of Common Stock, $.001 par value, outstanding at March 31, 2003 was 30,533,812 held by approximately 240 shareholders.

                                     PART I

Item 1. Description of Business

Background

      InstaPay Systems, Inc ("InstaPay") incorporated in the State of Utah in 1983 as Cotton Tree, Inc. In 1985 it acquired, in a stock-for-stock acquisition, MEDX, Inc. and changed its name to Roedeinger Medical Systems, Inc. In 1988, Roedeinger Medical Systems sold its line of medical products to a third party company, and it acquired, on a stock-for-stock basis, Filmagic, Inc. and changed its name to Filmagic Entertainment Corporation. On November 11, 2002 the " InstaPay" Board of Directors filed, as authorized, the change in officers and made applications with both the SEC and the State of Utah to confirm the amendment in the company's articles. These amendments included effecting the change of name from "Filmagic" to " InstaPay Systems, Inc., increasing the authorized shares to 200,000,000 of common stock, and to complete a 2 for 1 split of the company's stock in December 2002.

The Company

      InstaPay (fka Filmagic ) was initially developed as a film distribution and sales agency organization and was the reason InstaPay acquired approximately 1,000 half hour films. During the past four years InstaPay has maintained no active employees, with all filings, negotiations, and sourcing of potential business opportunities being conducted by the officers and directors of the company. The officers and directors have spent the majority of time reviewing prior management directives, attempting to find potential candidates for mergers, acquisitions and potential sources of capital.

      During the months of October, November and December of 2002 the Board of Directors continued their conversations with potential candidates for possible acquisitions. The board decided to make a change in officers in an attempt to bring the company to a direction that would both increase shareholder value and gain necessary tools to activate an income stream. Completion of the Board changes occurred during late November 2002, after the recommendation to bring Mr. Robert Bragg on board in the position of President/ CEO was made by the then President/Chairman Mr. Harris. Mr. Bragg had many years of experience in the securities industry and had the potential of bringing technology to InstaPay that was currently not available to the securities industry.

      Subsequent to Mr. Robert Bragg's taking the role as President/ CEO of now InstaPay Systems Inc. ( fka Filmagic Entertainment Corporation), the company " InstaPay" acquired semi- exclusive rights to act as a reseller for Kryptosima's payENKRYPT services/technology from the Bentley Communications Corporation on November 22, 2002.

      Subsequent to year-end, Management decided to change the approach from beinga reseller to acquiring Kryptosima itself in a stock transaction. As a result, the acquisition of Kryptosima by InstaPay will be completed in the second quarter of 2003. Kryptosima will be operated as a wholly owned subsidiary of InstaPay. Mr. Harry Hargens, President and CEO of Kryptosima assumed the position of CEO of InstaPay in March 2003.

Competition

      Currently, investors and securities firms rely on other costly methods to transact monies that may or may not be credited to the investors' accounts in a timely fashion. Current methods to deliver funds, such as; bank wires, overnight couriers, and the U.S. Post Office range in fees from approximately $10.00 to as high as $28.00. These methods do not guarantee immediate credit for the purchase of securities or to meet a margin call. Online check, although not as costly, still have a waiting period for the " check to clear" and the client still may not have access to their funds to execute timely trades.

      With InstaPay Systems, your bank issued ATM/Debit card can facilitate almost immediate cash deposits into your brokerage accounts. In addition, it is far more secure and efficient than any other method. To use an ATM-Card, payENKRYPT (the new InstaPay system) uses a PIN pad that easily attaches to your PC, to securely encrypt your transaction data per banking industry standards. The device is called a PIN pad because it allows you, the consumer, to swipe your card, and then safely enter your Personal Identification Number (PIN) when you use your ATM/Debit card, just like you would at an ATM machine to get cash, or at a supermarket to buy groceries.

      For further information view our website at www.instapaysystems.com or the KRYPTOSIMA site at www.Kryptosima.com.

Market Strategy

      The acquisition of Kryptosima will provide InstaPay the technology to launch its new plan for Internet payment transactions. Initially, InstaPay will market the technology to fund client's stock brokerage accounts. Kryptosima's technology is a unique, patent-pending platform, which is capable of providing secure payment transaction services for not only the on-line stock brokerage industry but also the entire Internet eCommerce market. InstaPay intends to expand their market parameters beyond the brokerage community, as the entire eCommerce market will provide this company with a huge potential market, both within the US markets, but the European markets have possibly a larger potential for the Kryptosima technology. InstaPay and Kryptosima are in current discussions with several stock brokerages, banks and ATM networks to coordinate and initiate the launch of the Kryptosima's payENKRYPT system.

Item 2. Description of Property

      The company currently utilizes as its offices those of one of its Board members. The location at 2869 India St. in San Diego, California is the law offices of Mr. Frank DeSantis, and is currently the company's business address. InstaPay does not pay for any rent at this location, because it uses the offices donated by one of its board members.

Item 3. Legal Proceedings

      The Company is not involved in any legal proceedings as of the date of this filing.

Item 4. Submission of Matters to a Vote of Security Holders.

      None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      InstaPay's (fka Filmagic) common stock has been traded in the Over the Counter Market (OTC), "pink sheets" and has been subject to sporadic trading and pricing. The stock has not actively traded in the past several years. During 1999, Filmagic issued 940,000 shares at a board of directors approved value of $.04 cents per share. During 2001, Filmagic issued 1,662,500 shares at a board of directors approved value of $ .04 cents per share. During November of this year 2002, the board of directors succeeding in getting Filmagic to begin trading on the OTC/BB under the symbol "FMAN", shortly after the 30 day initial period the board of directors, completed a name change of the company to InstaPay Systems, Inc and now trades under the symbol " IPYS" on the Over the Counter Market (OTC).

      In December 2002, the Company authorized a 2 for 1 stock split and increased the number of shares authorized to 200,000,000. All stock amounts in this document have been adjusted to reflect the stock split retroactively.

Item 6. Management's Discussion and Analysis or Plan of Operation.

PLAN OF OPERATION

      From the Company's inception and as stated in the 10KSB's filed during the prior years the Board `s direction was to have (fka) Filmagic now "InstaPay" seek, investigate, and if such investigations warrant, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. For all the prior years InstaPay (fka Filmagic) had no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and InstaPay had not identified any specific business or company for investigation and evaluation. InstaPay did not restrict its search to any specific business, industry, or geographical location, and could participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout its prior Annual Reports was purposefully general and was not meant to restrict InstaPay's virtually unlimited discretion to search for and enter into a business combination. The board of directors could seek a business combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business, which may be experiencing financial or operating difficulties and needs additional capital, which is perceived to be easier to raise by a public company. The InstaPay board was authorized to purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries. Selecting a business opportunity had been a complex and extremely risky venture considering the direction the market had been since the September 11, 2001 events, which changed the focus of many businesses. The board began during the mid to later part of the third quarter, having meeting and reviewing various opportunities which would help complete the process to bring the company back to an active trading basis. The board however knew that to truly bring shareholder value a business opportunity that could generate a good profit potential would be necessary for this company and it's shareholders to have good value and a chance for a profitable future.

      Management believed that InstaPay (fka Filmagic) once it became trading would have a much better opportunity to acquire potential candidates and bring operational management to that table to help establish higher shareholder value. Management has spent the majority of this year in establishing contacts within various markets to find potential candidates for acquisition, which brought to the table Mr. Robert Bragg, who served briefly (Nov. 02 ~ Mar 03) as the Company's President and CEO. Mr. Bragg brought to (fka) Filmagic, now INSTAPAY, an acquisition which would help bring this company into a market that could generate value and a revenue stream for the shareholders that would increase their share value.

The Company

      InstaPay ( fka Filmagic) was originally developed as a film distribution and sales agency organization for feature-length motion picture, television programming and DVD entertainment for Cable and Network channels.

      During the first quarter of 2002 the focus of the board of directors was to review new directions for opportunity. With this process the board began to spread out and attempted to utilize their own contacts to find opportunities for acquisition, without losing the direction to continue doing the work necessary to bring this company back to a full trading status. Focusing on various merger opportunities or acquisitions would allow the board a more diverse view on opportunities. One of these opportunities began looking more like the direction the company should take during late third quarter, but did not truly begin boiling until the middle of October 2002. With the addition of Mr. Robert Bragg as the new President/ CEO that company pushed rapidly into making a play for the technology under development by Kryptosima, LLC founded by Mr. Harry Hargens.

Major Management Objectives

      The primary objective of (fka Filmagic) InstaPay during all of 2002 was to bring the company back to a full trading basis, in an effort to create a vehicle to raise necessary capital for expansion and/ or acquisition opportunities. Once that was accomplished the Board could focus its attention on various opportunities, which would offer the most likelihood for producing revenues and shareholder value.

Execution

      In order to implement (fka Filmagic) InstaPay's plans, management had to concentrate its initial efforts on the following:

      a.    Completing the process for returning to the OTC.

      b. Attract the interest of potential management and marketing experts to help develop opportunities.

      c. Develop an active plan utilizing all of the board's personal and business relationships.

Resource Requirements

      Management has made the current acquisition of the Kryptosima technology by utilizing 144 stock issuances and raising capital through shareholders, management, and directors as has been necessary for the past operations. Management however, does feel to meet its current focus they need to seek from $ 3,000,000 to $ 10,000,000 which , should be raised from either private investors, or through the public market via SEC registrations or exemptions. These capital requirements could become necessary depending on InstaPay's objectives which are currently being reviewed by the board along with modifying the company's long & short range objectives and projections, which will be contained in it's new business plan under development.

Sources of Opportunities

      InstaPay (fka Filmagic) will seek potential business opportunities from all known sources, but will rely principally on personal contacts of its officers and directors, as well as indirect associations between them and other business and professional people. It was not anticipated that InstaPay would engage professional firms specializing in business acquisitions or reorganizations, but instead spent the year relying upon their own efforts and, to a much lesser extent, the efforts of InstaPay's shareholders, in accomplishing the business purposes of InstaPay. The board utilized their own contact to develop the opportunities that became available during the fourth quarter and resulted in the acquisition of the Kryptosima technology. The board utilized stock issuances and options to bring the opportunity to a reality.

Evaluation of Opportunities

      The analysis of new business opportunities will continue even though an agreement for the acquisition Kryptosima has been acquired by InstaPay as the results of efforts by the InstaPay then CEO Mr. Robert Bragg. These future potential opportunities will be undertaken by or under the supervision of the officers and directors of InstaPay. Management intends to concentrate on identifying prospective business opportunities, which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as:

      - the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any;

      -     prospects for the future;

      - present and expected competition; the quality and experience of management services which may be available and the depth of that management;

Opportunities in which InstaPay participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. InstaPay's shareholders must, therefore, depend on management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to InstaPay's participation). Even after InstaPay's participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies, which may not succeed. Filmagic, and therefore its shareholders, assume such risks.

      The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision were made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by InstaPay of the related costs incurred. Management does not believe InstaPay will generate revenue without finding and completing the acquisition of suitable business opportunities or transactions with a suitable target company. The first of these potential acquisitions was the Kryptosima licensing rights from the Bentley Communications Company. The board and management are currently reviewing the potential total acquisition of Kryptosima and all of its potential patents.

Acquisition of Opportunities

      In implementing a structure for a particular business acquisition, InstaPay may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of InstaPay will not be in control. In addition, a majority or all of the officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of the shareholders.

      It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, InstaPay may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market, which may develop in InstaPay's common shares, may have a depressive effect on such market.

      While the actual terms of a transaction to which InstaPay may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of InstaPay would retain less than 20% of the issued and outstanding common shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

      As part of InstaPay's investigation, officers and directors of InstaPay may:

      - meet personally with management and key personnel; visit and inspect material facilities;

      - obtain independent analysis or verification of certain information provided;

      -     check references of management and key personnel, and;

      - take other reasonable investigative measures, to the extent of InstaPay's limited financial resources and management expertise.

      The manner in which InstaPay participates in an opportunity with a target company will depend on the nature of the opportunity, the respective needs and desires of InstaPay and other parties, the management of the opportunity, and the relative negotiating strength of InstaPay and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of InstaPay which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, InstaPay's shareholders will, in all likelihood, hold a lesser percentage ownership interest in InstaPay following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event InstaPay acquires a target company with substantial assets.

Results of Operations for 2002 and 2001

      InstaPay ( fka Filmagic) had effectively been a development stage enterprise since inception in 1983. Historically, its cumulative revenues have arisen from the forgiveness of debt. InstaPay had not generated any revenue during the last nine (9) plus years. InstaPay had no contracts to develop a master tape library of older television programming acquired in 1988. Filmagic' s principal expenses during this development period have been due to the amortization and write-down of the tape library, and more recently to the administrative expenses incurred in connection with Filmagic bringing it's financial reporting current.

      During the fiscal years ended December 31, 2002 and 2001, respectively, InstaPay's (fka Filmagic) operating activity pertained primarily to non-cash transactions and expenses paid on behalf of InstaPay by certain officers, directors and other related parties. With the acquisition of the Kryptosima technology, the Company should begin generating revenues during the 2003 calendar year, depending upon potential contracts.

      During the year ended December 31, 2002, Filmagic issued common shares in exchange for services rendered by the Board of Directors, the President and for legal and accounting services. The total shares issued were 5,500,000 at an agreed-upon value of $ .02 cents per share for a charge to operations of $ 110,000. 4,182,800 shares were issued to existing shareholders who had loaned $10,457 to the Company during the year. The total expenses charged to operations during 2002 were $ 177,850, an increase of $ 98,850 or 125% from the total expenses charged to operations of $79,000 during 2001.

Results of Operations for 2001 compared to 2000

      During the year ended December 31, 2001, Filmagic agreed to contingently issue 1,000,000 shares of common stock (500,000 to a shareholder at a $ .04 per share discount and another 500,000 shares to InstaPay's former President), should the price of the common stock reach $.10 per share, resulting in a charge to operations of $70,000. Another $ 9,000 was expensed, writing down the impaired tape library for a total charge to operations of $79,000. This represents an increase of $ 41,400 or 110.1 % increase over the total charge to operations of $37,600 in 2000.

Liquidity

      As of December 31, 2002, the Company had a working capital deficit of approximately $66,000. The Company did have a commitment to receive another $57,000 loan from an investor. The Company does not have enough capital to achieve its near, medium or long-term goals. Management is relying on the new relationship with Kryptosima to provide a viable operation once its investors can provide the necessary working capital, in the form of new loans and sales of securities to fund marketing of the technology.

Item 7. Financial Statements

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND THE
  CUMULATIVE PERIOD FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2002

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
InstaPay Systems, Inc.

We have audited the accompanying consolidated balance sheets of Filmagic Entertainment Corporation (A Development Stage Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001 and for the cumulative period from December 7, 1983 (inception of development stage) through December 31, 2002. The consolidated financial statements are the responsibility of the management of Filmagic Entertainment Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Filmagic Entertainment Corporation as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 and for the cumulative period from December 7, 1983 (inception of development stage) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

                                            Hurley & Company

Granada Hills, CA
April 4, 2003

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                         2002           2001
                                                     -----------    -----------
                          ASSETS

Current assets:
   Cash                                              $       646    $        --
                                                     -----------    -----------
      Total current assets                                   646             --

Investment                                                50,000             --
Other assets                                               1,000          1,000
                                                     -----------    -----------
Total assets                                         $    51,646    $     1,000
                                                     ===========    ===========

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued liabilities          $    13,969    $     8,930
   Note payable                                           53,000             --
                                                     -----------    -----------
      Total liabilities                                   66,969          8,930
                                                     -----------    -----------

STOCKHOLDERS' DEFICIT:

Common Stock, $.001 par value, 200,000,000
   shares authorized, 29,533,812 and 19,851,012
   shares issued and outstanding, respectively            29,534         19,851
Additional paid-in-capital                             1,747,482      1,586,708
Deficit accumulated during the development stage      (1,792,339)    (1,614,489)
                                                     -----------    -----------
      Total stockholders' deficit                        (15,323)        (7,930)

Total liabilities and
   stockholders' deficit                             $    51,646    $     1,000
                                                     ===========    ===========

      See  accompanying   independent   auditors'  report  and  notes  to  these
consolidated financial statements.

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 2002 AND 2001 AND THE
  CUMULATIVE PERIOD FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2002

                                                                   Dec. 07, 1983
                                                                    (Inception)
                                                                      Through
                                       2002            2001        Dec. 31, 2002
                                   ------------    ------------    ------------

Revenues                           $         --    $         --    $    261,023

Expenses                                177,850          79,000       2,053,362
                                   ------------    ------------    ------------
Net loss                           $   (177,850)   $    (79,000)   $ (1,792,339)
                                   ============    ============    ============

Net loss per share -
  Basic and diluted                $       (.01)   $       (.01)
                                   ============    ============

Weighted average number of
  shares outstanding                 22,821,443      16,662,656
                                   ============    ============

      See  accompanying   independent   auditors'  report  and  notes  to  these
consolidated financial statements

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2002

                                                                                             Deficit
                                                                                           Accumulated
                                                                          Additional       During the
                                               Common Stock                Paid-in         Development
                                         * Shares          Amount          Capital            Stage              Total
                                        ----------       ----------       ----------        ----------        ----------
Issuance of stock -  Dec. 7, 1983          126,012       $      126       $      (76)       $       --        $       50
                                        ----------       ----------       ----------        ----------        ----------
Balance Dec. 31, 1983                      126,012              126              (76)               --                50

Net loss                                        --               --               --               (16)              (16)
                                        ----------       ----------       ----------        ----------        ----------
Balance Dec. 31, 1984                      126,012              126              (76)              (16)               34

Issuance of stock                          600,000              600            7,296                --             7,896
Acquisition of MEDX                     13,200,000           13,200          501,693                --           514,893
Issuance of stock to
 effect MEDX acquisition                   720,000              740             (600)               --               120

Net loss                                        --               --               --           (58,661)          (58,661)
                                        ----------       ----------       ----------        ----------        ----------
Balance Dec. 31, 1985                   13,646,012       $   14,646       $  508,313        $  (58,677)       $  464,282

*     All share amounts restated for December, 2002 2 for 1 stock split.

      See  accompanying   independent   auditors'  report  and  notes  to  these
consolidated financial statements.

                              INSTAPAY SYSTEMS, INC
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2002
                                   (Continued)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                    Additional       During the
                                                        Common Stock                 Paid-in         Development
                                                  Shares            Amount           Capital            Stage               Total
                                                ----------        ----------        ----------        ----------         ----------
Shareholder contribution                                --        $       --        $    2,800        $       --         $    2,800
Net loss                                                --                --                --           (63,917)           (63,917)
                                                ----------        ----------        ----------        ----------         ----------
Balance Dec. 31, 1986                           14,646,012            14,646           511,113          (122,594)           403,165

Shareholder contribution                                --                --             6,700                --              6,700
Net loss                                                --                --                --           (55,278)           (55,278)
                                                ----------        ----------        ----------        ----------         ----------
Balance Dec. 31, 1987                           14,646,012            14,646           517,813          (177,872)           354,587

Acquisition of Filmagic, Inc.                           --                --           800,000                --            800,000
Net loss                                                --                --                --          (202,612)          (202,612)
                                                ----------        ----------        ----------        ----------         ----------
Balance Dec. 31, 1988                           14,646,012            14,646         1,317,813          (380,484)           951,975

Cancellation of note relative
 to purchase of film library                            --                --           100,000                --            100,000
Net loss                                                --                --                --          (340,532)          (340,532)
                                                ----------        ----------        ----------        ----------         ----------
Balance Dec. 31, 1989                           14,646,012        $   14,646        $1,417,813        $ (721,016)        $  711,443

      See  accompanying   independent   auditors'  report  and  notes  to  these
consolidated financial statements.

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2002
                                   (Continued)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                               Additional          During the
                                                Common Stock                     Paid-in           Development
                                         Shares               Amount             Capital              Stage                Total
                                       -----------         -----------         -----------         -----------          -----------
Net loss                                        --         $        --         $        --         $  (180,007)         $  (180,007)
                                       -----------         -----------         -----------         -----------          -----------
Balance Dec. 31, 1990                   14,646,012              14,646           1,417,813            (901,023)             531,436

Net income                                      --                  --                  --              28,964               28,964
                                       -----------         -----------         -----------         -----------          -----------
Balance Dec. 31, 1991                   14,646,012              14,646           1,417,813            (872,059)             560,400

Net loss                                        --                  --                  --             (70,200)             (70,200)
                                       -----------         -----------         -----------         -----------          -----------
Balance Dec. 31, 1992                   14,646,012              14,646           1,417,813            (942,259)             490,200

Net loss                                        --                  --                  --             (70,200)             (70,200)
                                       -----------         -----------         -----------         -----------          -----------
Balance Dec. 31, 1993                   14,646,012              14,646           1,417,813          (1,012,459)             420,000

Net loss                                        --                  --                  --             (70,000)             (70,000)
                                       -----------         -----------         -----------         -----------          -----------
Balance Dec. 31, 1994                   14,646,012              14,646           1,417,813          (1,082,459)             350,000

Net loss                                        --                  --                  --             (70,000)             (70,000)
                                       -----------         -----------         -----------         -----------          -----------
Balance Dec. 31, 1995                   14,646,012         $    14,646         $ 1,417,813         $(1,152,459)         $   280,000

      See  accompanying   independent   auditors'  report  and  notes  to  these
consolidated financial statements.

                              INSTAPAY SYSTEMS, INC
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2002
                                   (Continued)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                    Additional       During the
                                                       Common Stock                  Paid-in         Development
                                                  Shares           Amount            Capital            Stage              Total
                                               -----------       -----------       -----------       -----------        -----------
Net loss                                                --       $        --       $        --       $   (70,000)       $   (70,000)
                                               -----------       -----------       -----------       -----------        -----------
Balance Dec. 31, 1996                           14,646,012            14,646         1,417,813        (1,222,459)           210,000

Net loss                                                --                --                --           (70,000)           (70,000)
                                               -----------       -----------       -----------       -----------        -----------
Balance Dec. 31, 1997                           14,646,012            14,646         1,417,813        (1,292,459)           140,000

Net loss                                                --                --                --          (130,000)          (130,000)
                                               -----------       -----------       -----------       -----------        -----------
Balance Dec. 31, 1998                           14,646,012            14,646         1,417,813        (1,422,459)            10,000

Stock issued for services                        1,880,000             1,880            35,720                --             37,600

Net loss                                                --                --                --           (37,600)           (37,600)
                                               -----------       -----------       -----------       -----------        -----------
Balance Dec. 31, 1999                           16,526,012            16,526         1,453,533        (1,460,059)            10,000

Contingent issuance of
  1,000,000 shares for services                         --                --            70,000                --             70,000

Net loss                                                --                --                --           (79,000)           (79,000)
                                               -----------       -----------       -----------       -----------        -----------
Balance Dec. 31, 2000                           16,526,012       $    16,526       $ 1,523,533       $(1,539,059)       $     1,000

      See  accompanying   independent   auditors'  report  and  notes  to  these
consolidated financial statements.

                              INSTAPAY SYSTEMS, INC
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FROM DECEMBER 7,1983 (INCEPTION) THROUGH DECEMBER 31, 2002
                                   (Continued)

                                                                                                      Deficit
                                                                                                     Accumulated
                                                                                    Additional       During the
                                                        Common Stock                 Paid-in         Development
                                                  Shares           Amount            Capital            Stage              Total
                                               -----------       -----------       -----------       -----------        -----------
Balance Dec 31, 2000                            16,526,012       $    16,526       $ 1,523,533       $(1,539,059)       $     1,000

Issuance of shares for services                  3,325,000             3,325            63,175                --             66,500

Net loss                                                --                --                --           (75,430)           (75,430)
                                               -----------       -----------       -----------       -----------        -----------

Balance Dec 31, 2001                            19,851,012            19,851         1,586,708        (1,614,489)            (7,930)

Issuance of shares for services                  5,500,000             5,500           104,500                --            110,000

Issuance of shares for debt                      4,182,800             4,183             6,274                --             10,457

Options granted below market
  to directors                                                                          50,000                               50,000

Net loss                                                --                --                --          (177,850)          (177,850)

                                               -----------       -----------       -----------       -----------        -----------
Balance Dec 31, 2002                            29,533,812       $    29,534       $ 1,747,482       $(1,792,339)       $   (15,323)
                                               ===========       ===========       ===========       ===========        ===========

      See  accompanying   independent   auditors'  report  and  notes  to  these
consolidated financial statements.

                             INSTAPAY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2002 AND 2001 AND THE
  CUMULATIVE PERIOD FROM DECEMBER 7, 1983 (INCEPTION) THROUGH DECEMBER 31, 2002

                                                                                                            Dec. 7, 1983
                                                                                                             (Inception)
                                                                                                               Through
                                                                 2002                    2001               Dec. 31, 2002
                                                             -----------             -----------            ------------
Cash flows from operating activities:
         Net loss                                            $  (177,850)            $   (75,430)            $(1,792,339)
         Non-cash items:
          Stock issued for services and
            payment of expenses                                  120,457                  66,500                 905,075
          Granting of options to board                            50,000                      --                  50,000
          Debt forgiveness                                            --                      --                (250,156)
          Write-down of assets                                        --                      --                 539,895
          Depreciation and amortization                               --                      --                 513,756
          Increase in accounts payable
                and accrued expenses                               5,039                   8,930                  13,969
                                                             -----------             -----------             -----------
         Net cash used by
           operating activities                                   (2,354)                     --                 (18,800)

Cash flows from investing activities:                                 --                      --                      --
           Investment in technology                              (50,000)                     --                 (50,000)

Cash flows from financing activities:
           Issuance of stock                                          --                      --                   7,946
           Shareholder contributions                                  --                      --                   9,500
           Proceeds from borrowings                               53,000                      --                  53,000
                                                             -----------             -----------             -----------
           Net cash provided by                                   53,000                                          67,446
              financing activities                                    --                      --

Net increase in cash and cash equivalents                            646                      --                     646
Cash and cash equivalents,
     beginning of year                                                --                      --                      --
                                                             -----------             -----------             -----------
Cash and cash equivalents, end of year                       $       646             $        --             $       646
                                                             ===========             ===========             ===========
Supplemental Disclosures:
         Interest paid                                       $        --             $        --             $        --
         Income taxes paid                                   $        --             $        --             $        --
Non-cash investing and financing activities:
           Assets acquired for stock                         $        --             $        --             $ 1,315,013

      See  accompanying   independent   auditors'  report  and  notes  to  these
consolidated financial statements.

                              INSTAPAY SYSTEMS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      InstaPay Systems, Inc (fka)Filmagic Entertainment Corporation (the "Company") was incorporated in Utah in 1983 as Cotton Tree, Inc. In 1985, the Company acquired all the shares of MEDX, Inc. (an Arizona Corporation) through a tax-free exchange of stock with all the MEDX shareholders, and changed its name to Roedinger Medical Systems, Inc. The primary business of MEDX was the development and marketing of patented medical products under the names Vida and Prevent.

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

      The Company has conducted minimal operations since inception and is still considered a development stage enterprise.

      In December 2002, the Company changed its name to InstaPay and entered into an agreement to resell certain technology services. In January 2003, the Company entered into an agreement to acquire Kryptosima, the company who owned the technology.

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

                              INSTAPAY SYSTEMS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

      Loss Per Share - Basic and Diluted

      Loss per share is calculated based on the weighted average number of common shares and common share equivalents outstanding for the periods presented. Common share equivalents represent shares that would be issued on exercise of options, reduced by the number of shares, which would be purchased from the related proceeds. Common share equivalents are not included at December 31, 2002 because their effect would be anti-dilutive.

      Stock Options

      The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not recognize compensation expense for its stock based compensation in the statements of operations. See footnote 6 for pro forma information on the impact of the fair value method of accounting for stock options.

Note 2. BASIS OF PRESENTATION

      The Company has recently acquired significant assets and an operating entity that could generate revenue. However, as of December 31, 2002, the Company had neither revenues nor significant assets. As such there is substantial doubt about the Company's ability to continue as a going concern. Management has completed a business combination that they expect will bring about an infusion of capital or significant business operations. Management will continue to seek financing from various shareholders in exchange for the issuance of restricted shares.

      The ability of the Company to continue as a going concern is dependent upon its securing additional financing and commencing significant operations. The financial statements do not include any adjustments to reflect the uncertainty of discontinuing operations.

                              INSTAPAY SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 3. RELATED PARTY TRANSACTIONS

      The officers of the Company have provided certain services and incurred some costs on behalf of the Company for the last few years ended December 31, 2002.

      During 2002, two shareholders advanced funds to the Company or paid bills on behalf of the Company totaling $10,457. In early November, Management decided to repay the debt by issuing 4,182,800 shares of restricted common stock. The imputed value per share was $.005, as at the time of issuance the company had not begun trading. The investors had provided capital as needed during prior periods. The market price for the shares in late November after the company began active trading was approximately $1.00. These two shareholders both own over 5% of the Company's outstanding shares.

      In 2001, the Company issued Bruce Harris, the president of the Company, 1,000,000 shares for his services in 2001. Further the Company committed to issue him 2,000,000 shares a year for four years, beginning in 2002. Additionally, the Company granted him options to purchase 1,000,000 shares at $.02. He received 2,000,000 shares in 2002 valued at $40,000.

      In 2001, the Company issued 100,000 shares to a board member for legal services rendered in 2001. Further, the Company committed to pay him either $1,500 a month in cash or issue 75,000 shares each month for the year ending December 31, 2002. The Company issued him 900,000 shares during 2002, valued at $18,000.

      In 2001, the Company issued 225,000 shares to a shareholder for accounting services rendered in 2001. Further, the Company committed to pay him $1,000 a month or issue 50,000 shares a month, valued at $.02 per share, for the year ending December 31, 2002. The Company issued him 600,000 shares during 2002 valued at $12,000.

      In 2001, the Company issued 400,000 shares to each board member as compensation for board services during the year. Further, each board member was granted an option to purchase 200,000 shares at $.02. During 2002, each board member received 200,000 shares as board compensation valued at $10,000. Also in November 2002 each board member received an option to purchase 200,000 shares at an under market strike price of $.02.

      In 2000, the Company agreed to grant Bruce Harris, the president of the Company, 1,000,000 shares for his services in 2000 should the stock price reach $.05 per share. There was no time limit set for the stock to reach the target price. Stock-based employee compensation, along with a corresponding increase to additional paid-in capital in the amount of $50,000 (1,000,000 shares times the $.05 target price) were recognized on this transaction, in accordance with Statement of Financial Accounting Standards No. 123.

                              INSTAPAY SYSTEMS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 3. RELATED PARTY TRANSACTIONS ( cont.)

      In 2000, the Company agreed to sell Triad Investment Group 1,000,000 shares at a discount of 40% of the market price should the stock price hit $.05 per share. There is no time limit set for the stock to reach the target price. Stock-based compensation, along with a corresponding increase to additional paid-in capital in the amount of $20,000 (1,000,000 shares times the $.02 discount to the target price) were recognized on this transaction, in accordance with Statement of Financial Accounting Standards No. 123.

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

                       FILMAGIC ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 5. INCOME TAXES

      The Company has a net operating loss carry-forward of approximately $1,800,000 that may be used to offset future taxable income. However, the tax benefit has not been recorded due to the uncertainty of the utilization of these carry-forwards. The carry-forwards all expire by 2021. The Company has not filed federal tax returns since 1993.

                                                      2002               2001
                                                    ---------         ---------
      Deferred tax benefit of
        net operating loss carry-forwards           $ 600,000         $ 570,000

      Valuation allowance                            (600,000)         (570,000)
                                                    ---------         ---------
      Income tax benefit                            $       0         $       0
                                                    =========         =========

Note 6. STOCK OPTIONS

      As  of  December  31,  2001,   the  Company  had  the  following   options
      outstanding:

                                                                                     Black-Scholes
                                                   Shares       Price       Expires      Value        Total
Bruce Harris                                     1,200,000      $  .02        2006      $.0307      $   18,420
Four other board members                           800,000      $  .02        2006       .0307          12,280
                                                 ---------                                          ----------
                                                 2,000,000                                              30,700

Options granted in 2002 are as follows:
Robert Bragg                                     1,000,000      $ 1.00        2004      $.2568         256,800
Board member shares                              3,200,000      $  .02        2007      $.0307          98,240
Board member shares                              1,000,000      $  .02        2005      $ .824         824,000
                                                                                        ------      ----------
Total outstanding at
    December 31, 2002                            6,200,000                                          $1,209,740
                                                 =========                                          ==========

The loss per share as reported        2002      $.01          2001     $.01
The pro forma loss per share          2002      $.05          2001     $.01

                       FILMAGIC ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 6. STOCK OPTIONS (continued)

      The pro forma amounts may not be representative of future disclosures since the estimated fair market value of the stock options is amortized to expense over the vesting period and additional options may be granted in future years.

      The Black Scholes option-pricing model used to value the options used the following assumptions:

                                                      2002        2001
                                                      ----        ----
             Risk free interest rate                    1%         5%
             Expected years until exercise            2/5          5
             Expected stock volatility                100%       100%
             Dividend yield                             0%         0%

      The options to the board members vest over a 12-month period. The options granted to Robert Bragg vested upon the date of the agreement in November 2002 and expire in 24 months.

Note 7. NOTE PAYABLE

      The Company entered into an agreement with one of its counsel to obtain cash to complete the acquisition of the Kryptosima technology in exchange for a note. The note is for $110,000, bearing interest at 10% and is due in December 2003. The loan is collateralized by substantially all the assets of the Company including its rights to the Kryptosima technology.

      As of December 31, 2002, the Company had received $53,000 and the remaining $57,000 was still to be advanced by the lender.

Note 8. COMMITMENTS

      The Company has committed to issuing Bruce Harris 1,000,000 shares of common stock each year for three more years.

      The Company renewed its agreement to issue 200,000 shares to the board members each quarter in 2003, but has not renewed its agreements to issue stock to the internal accountant or attorney in 2003; however, Management expects to reach a compensation agreement that will probably include a stock-based element by June 2003.

                       FILMAGIC ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 8. SUBSEQUENT EVENTS

      In December 2002, the Company acquired semi-exclusive rights to act as a reseller of the Kryptosima Technology from the Bentley Company for $200,000 in cash and 1,000,000 worth of stock, based on the share price as of November 22, 2002, ($1.00). By December 31, 2002, the Company had paid $50,000 to Bentley but had not issued any stock. In January 2003, the Company reached an agreement with the principals of Bentley, to convert the deal to an acquisition of Kryptosima. The terms of the new deal are as follows:

      The Company will issue 1,000,000 common shares to the shareholders of Kryptosima.

      The Company will grant an option for 500,000 shares of common stock at a strike price of $1.50, effective as soon as Kryptosima's system "goes live" on any ATM network. The option will expire 18 months after issuance.

      If the Company accepts a buyout offer less than $2.50 per share, the option price will decline to $1.00 less than the buyout price or $.01, whichever is less. If the buyout price is less than $1.00 per share, the number of options shall be increased such that the buyout price multiplied by the option shares equals $500,000.

      The $50,000 in funds paid to Bentley will be retained by Bentley.

      The Company is limited to 3,000,000 shares of common stock it can issue in a six-month period without granting additional shares to the shareholders of Kryptosima to avoid diluting the shareholder ownership of the Kryptosima shareholders.

      The Company is obligated by the acquisition agreement to fund Kryptosima operations for at least 6 months, per an approximate budget agreed to by the parties, in order to guarantee a serious effort to launch the business and create value for all involved. Kryptosima's former owners have the right to "unwind" the acquisition if this condition is not met.

      Kryptosima is organized as an LLC with members rather than a regular corporation with shareholders. In order to make the acquisition transaction a non-taxable event for Kryptosima's members, the transaction will be effected as a merger between Kryptosima and a wholly owned subsidiary of InstaPay formed for this transaction. The surviving entity of this merger will be Kryptosima, thereby making Kryptosima a wholly owned subsidiary of InstaPay. It should noted that as of this stage in its operations, Kryptosima has not yet generated a revenue stream.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      Mr. Robert Bragg: Age 54, President/ CEO/ Director, Mr. Bragg has over twenty five years experience in the securities brokerage industry and has served as Vice President for two brokerage firms. He has worked as a consultant to several public companies aiding in financing, mergers, acquisitions, Initial Public Offerings, and marketing. For the last three and a half years Mr. Bragg has focused primarily on developing and marketing ATM card w/pin transactions for the securities industry via the Internet.

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

      Mr. R.B. Harris: Age 51, Director. Mr. Harris has been involved in International Business for many years. Mr. Harris has experience in international mergers and acquisitions, management, and development.

Item 10. Executive Compensation.

Name and Principal        Year       Salary          Bonus       Other Annual
Position                                                         Compensation
--------------------------------------------------------------------------------
R. Bruce Harris           2002       $    -0-       $    -0-       $40,000(2)(3)
                          2001            -0-            -0-        28,000(1)
   Director/Chairman      2000            -0-            -0-        20,000
                          1999            -0-            -0-            -0-

Aubrye A. Harris          2002       $    -0-       $    -0-       $10,000(3)
                          2001            -0-            -0-         8,000
    Secretary             2000            -0-            -0-            -0-
                          1999            -0-            -0-            -0-

Frank DeSantis            2002       $    -0-       $    -0-       $28,000(3)
                          2001            -0-            -0-         8,000
   Director               2000            -0-            -0-            -0-
                          1999            -0-            -0-            -0-

Harvey Lalach             2002       $    -0-       $    -0-       $10,000(3)
                          2001            -0-            -0-         8,000
   V.P./Director          2000            -0-            -0-            -0-
                          1999            -0-            -0-            -0-

Song Liping               2002       $    -0-       $    -0-       $10,000(3)
                          2001            -0-            -0-         8,000
  Director                2000            -0-            -0-            -0-
                          1999            -0-            -0-            -0-

(1)
(2)
(3)   Includes

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following "Table" represents the Ownership of Certain Beneficial Owners and Management as of December 31, 2002:

--------------------------------------------------------------------------------

(1) Title of Class         (2) Name and Address             (3) Amount and Nature         (4) Percent of
                               of beneficial owner              of beneficial ownership       Class(2)
--------------------------------------------------------------------------------------------------------
Common Stock
Par value $.001
                           R. Bruce Harris(3)                   5,800,000                   19.3%
                           Director/ Past President
                           419 Main, Ste 414
                           Huntington Beach, California 92648

                           Aubrye A. Harris (1)(5)                800,000                    2.6%
                           Secretary/ Director
                           1042 N. Mountain #B348
                           Upland, California 91786

                           Harvey Lalach (1)                      800,000                    2.6%
                           Vice Pres./ Director
                           2575 Alberta Court
                           Kelowna, BC  V1W2X8

                           Frank DeSantis (1)                   1,800,000                    5.9%
                           Director
                           2869 India St.
                           San Diego, California 92103

                           Song Liping (1)                        800,000                    2.6%
                           Director
                           Rm504 Bldg #305,Datong RD
                           Gaquaiao, Shanghai, PRChina

                                 Total of all officers
                                 and directors as a group      ----------                   -----
                                 (Five Persons):               10,000,000                   32.7%
                                                               ----------                   -----

                           R. G. Harris (4)                       200,000                     .7%
                           1777 Woodland St-Ste G1
                           Upland, Calif. 91786

                           Triad Investment Group               2,982,800(6)                 9.8%
                           Unit A 6F Two Chinache Pl
                           135 Des Voeux Rd.
                           Hong Kong

                           Timoleon Kabilifkas                  2,280,000                    7.5%
                           14319 Peach Hill Rd.
                           Moor Park, CA. 93021

                           R. Brandyn Harris 1,450,000 4.7% 1042 N. Mountain
                           Ave.#B348
                           Upland, CA  91786

      (1)   Denotes Officers or Directors

      (2) Based on 29,533,812 shares issued and outstanding, plus 1,000,000 contingently issuable shares

      (3) Includes 1,000,000 contingently issuable shares to be deliverable if share value exceeds $.05/share, including shares held by Pamala J.Harris (wife) and R.Brandyn Harris (son)

      (4) R. G. Harris is the father of R. Bruce Harris, CEO. Mr. Harris disclaims all beneficiary interest in any of his father's shares

      (5)   Aubrye A. Harris is also the daughter of the President

      (6) Includes 1,000,000 contingently issuable shares to be deliverable if share value `exceeds $.05/ share.

Item 12. Certain Relationships and Related Transactions.

      Based solely upon a review of Forms 3, 4, and 5 furnished to the registrant under Section 16(a) of the Securities Exchange Act of 1934, the following persons failed to timely file reports required by Section 16(a) during the most recent fiscal year or prior years:

R. Bruce Harris, Director and Board Chairman(past Pres.), beneficial owner of 1,000,000 contingently issuable common shares (5.71%)

No Form 3 - initial filing of equity  securities by directors and officers - for the fiscal year ended December 31, 2000

No Form 5 - annual  statement  of  ownership  of  securities  by  directors  and officers - for the fiscal year ended December 31, 2000

Triad Investment Group, beneficial owner of 700,000 common shares plus 1,000,000 contingently issuable common shares ( 16.43%)

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

No Form 4 - changes to a previously  filed Form 3, beneficial  owner ( 11.38% to
            16.43 %) - for the fiscal year ended December 31,2000

No Form 5 - annual  statement of ownership of  securities  by a 10 percent owner for the fiscal years ended December 31, 2000 and 1999, respectively

Item 13. Exhibits and Reports on Form 8-K.

      A Form 8-K was filed on November 26th, 2002 indicating a change in the officers and directors of the Registrant. An additional Form 8-K was filed on December 24, 2002 indicating the Board had filed with the State of Utah for a name change from Filmagic Entertainment Corporation to the current name InstaPay Systems, Inc., simultaneously effectuating a forward 2 for 1 split.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSTAPAY SYSTEMS, INC.
            REGISTRANT

By: //S//
   -------------------------------------------------
   Robert Bragg, President/ Director

By: //S//
   -------------------------------------------------
   Frank DeSantis, Director

By: //S//
   -------------------------------------------------
   Harvey Lalach, Director

By: //S//
   -------------------------------------------------
   Aubrye A. Harris, Director

By: //S//
   -------------------------------------------------
   Song Liping, Director

By: //S//
   -------------------------------------------------
   R. B. Harris, Director

Dated: January 31, 2003

                                    EXHIBITS

                                   ATTACHMENTS