Form 10KSB/A
period 2002-12-31
INSTAPAY SYSTEMS INC
filed 2003-05-02
CIK 846494

The amended filing has been done, as the Certification attachments to the filing were inadvertantly left out of our first filing. Nothing in this amended filing has been changed except for the Sarbanes-Oxley Act Certifications required under Act of 2002, 18 U.S.C., Section 1350 compliance requirement.
================================================================================


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

By: //S//
   -------------------------------------------------
   Harvey Lalach, Director

By: //S//
   -------------------------------------------------
   Aubrye A. Harris, Director

By: //S//
   -------------------------------------------------
   Song Liping, Director

By: //S//
   -------------------------------------------------
   R. B. Harris, Director

Dated: January 31, 2003

                                    EXHIBITS

                                   ATTACHMENTS

                        CERTIFICATION OF PERIODIC REPORT

I, Robert Bragg, President , of InstaPay Systems, Inc ( the "Company" ), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section 1350, that:

      (1) the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2002 (the " Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 ( 15 U.S.C. 78m or 78o (d); and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 31, 2002


                                            //S//
                                            --------------------------------
                                            Robert Bragg, President/Director

                        CERTIFICATION OF PERIODIC REPORT

I, R. B. Harris, Director of InstaPay Systems, Inc. ( the "Company" ), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

      (1) the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2002 (the " Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 ( 15 U.S.C. 78m or 78o (d); and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 31, 2002


                                            //S//
                                            ----------------------
                                            R. B. Harris, Director