Form 10KSB/A
period 2002-12-31
INSTAPAY SYSTEMS INC
filed 2003-05-06
CIK 846494

The amended filing has been done, as the Certification attachments to the filing were inadvertantly left out of our first filing, and the first amendment only did not have both the 302 and 906 certifications attached. The only additional change was on page 13 under Consolidated Statement of operations section. Nothing else in this amended filing has been changed except for the Sarbanes-Oxley Act Certificates required under Act of 2002, 18 U.S.C., Section 1350 compliance requirement and the 2001 number on page 13.
================================================================================



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

                                                                   Dec. 07, 1983
                                                                    (Inception)
                                                                      Through
                                       2002            2001        Dec. 31, 2002
                                   ------------    ------------    ------------

Revenues                           $         --    $         --    $    261,023


Expenses                                177,850          75,430       2,053,362
                                   ------------    ------------    ------------
Net loss                           $   (177,850)   $    (75,430)   $ (1,792,339)
                                   ============    ============    ============


Net loss per share -
  Basic and diluted                $       (.01)   $       (.01)
                                   ============    ============

Weighted average number of
  shares outstanding                 22,821,443      16,662,656
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

Dated: January 31, 2002


                                            //S//
                                            ----------------------
                                            R. B. Harris, Director

                            CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Bragg, certify that:

1. I have reviewed this annual report on Form 10-KSB of InstaPay Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003                  /s/Robert Bragg
                                      -------------------------------
                                           Robert Bragg
                                           President/ CEO/Director

                            CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, R.B. Harris, certify that:

1. I have reviewed this annual report on Form 10-KSB of InstaPay Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003                  /s/R.B.Harris
                                      -------------------------------
                                         R.B.Harris
                                         Acg.Financial Officer/Director