Form 10QSB
period 2003-03-31
INSTAPAY SYSTEMS INC
filed 2003-05-21
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                         Commission File Number: 0-17462

                             INSTAPAY SYSTEMS, INC.
                    (fka) FILMAGIC ENTERTAINMENT CORPORATION
         IMMEDIATE PREDECESSOR NAME: "ROEDEINGER MEDICAL SYSTEMS, INC."
                      PREDECESSOR NAME: "COTTON TREE, INC."
             (Exact name of registrant as specified in its charter)

UTAH                                                              87-0404991
(State or other jurisdiction of                                 (IRS employer
incorporation or organization)                               identification no.)

2869 India St., San Diego, CA                                     92103
Mail: 419 Main St. #424, Huntington Beach, CA                     92648
(Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number including area code: (818) 991-4259
             Registrant's fax number with area code: (818) 991-6129

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

     The number of shares of Common Stock, $0.001 par value, outstanding on May 15, 2003 was 30,773,812 shares held by approximately 240 shareholders.

                             INSTAPAY SYSTEMS, INC.
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                     INDEX

PART I  -  Financial Information

     Item 1 -  Financial Statements                                     Page No.

     Consolidated Condensed Balance Sheets as of March 31, 2003               3
        and December 31, 2002

     Consolidated Condensed Statements of Operations for the Three Months     4
        Ended  March 31, 2003 and 2002

     Consolidated Condensed Statements of Cash Flows for the
        Three Months Ended March 31, 2003 and 2002                            5

     Notes to the Consolidated Condensed Financial Statements                 6

     Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               8

PART II - Other Information

     Signatures                                                              13

                             INSTAPAY SYSTEMS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)

                                     ASSETS

                                                                           2003                2002
                                                                       -----------         -----------
Current assets:
         Cash                                                          $     3,465         $       646
                                                                       -----------         -----------
         Total current assets                                                3,465                 646

Equipment                                                                   15,000                 -0-

Investment                                                                     -0-              50,000

Other assets                                                                 1,000               1,000
                                                                        ----------         -----------
Total assets                                                           $    19,465         $    51,646
                                                                       ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
         Accounts payable and accrued liabilities                      $ 1,202,341         $    13,969
         Note payable                                                      114,500              53,000
                                                                       -----------         -----------
                  Total current liabilities                              1,316,841              66,969
                                                                       -----------         -----------

STOCKHOLDERS'  DEFICIT:
Common stock, $.001 par value, 200,000,000
  shares authorized, 30,773,812 and 29,533,812 shares
  issued and outstanding, respectively                                      30,774              29,534
Additional paid-in-capital                                               3,135,042           1,747,482
Stock subscriptions                                                       (102,666)                -0-
Deficit accumulated during the development stage                        (4,360,526)         (1,792,339)
                                                                       -----------         -----------
         Total stockholders' deficit                                    (1,297,376)            (15,323)

Total liabilities and
   stockholders' deficit                                               $    19,465         $    51,646
                                                                       ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             INSTAPAY SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                  2003                 2002
                                              -----------          ------------

Revenues                                     $        -0-         $         -0-

Expenses                                          856,187                27,500

Impairment loss                                 1,712,000                   -0-
                                             ------------          ------------

Net loss                                     $ (2,568,187)         $    (27,500)
                                             ============          ============

Net loss per share, basic and diluted        $       (.08)         $       (-0-)
                                             ============          ============

Weighted average number of
  shares outstanding                           30,351,589            19,851,012
                                             ============          ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             INSTAPAY SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


                                                                          2003            2002
                                                                      -----------      ----------
Cash Flows from Operating Activities
   Net Loss                                                           $(2,568,187)      $(27,500)
         Non-Cash Items:
                Impairment Loss                                         1,712,000            -0-
                Increase in Current Liabilities                           688,872         27,500
                Stock Issued for Services and
                Expenses                                                  166,134            -0-
                                                               ---------------------------------

      Net cash used by operating activities                                (1,181)           -0-

Cash flows from investing activities:

         Cash acquired in acquisition                                       4,000            -0-

Cash flows from financing activities                                          -0-            -0-
                                                               ---------------------------------

Increase in cash and cash equivalents                                       2,819            -0-

Balance, beginning of period                                                  646            -0-
                                                               ---------------------------------

Balance, end of period                                                $     3,465       $    -0-
                                                               =================================


Supplemental cash flow information:
         Non-cash investing and financing
         Activities:
                  Acquisition of Kryptosima
                  for stock and assumption of
                  liabilities                                         $ 1,681,000       $    -0-
                                                               =================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             INSTAPAY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE I - MANAGEMENT'S STATEMENT

            In the opinion of Management, the accompanying unaudited consolidated financial statements have been prepared in accordance with the Form 10-QSB instructions and contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of InstaPay Systems, Inc.(InstaPay) as of March 31, 2003; and the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002. The notes to the consolidated financial statements, which are contained in the 2002 Form 10-KSB should be read in conjunction with these consolidated financial statements. These results have been determined on the basis of generally accepted accounting principals and practices, and applied consistently with those used in the preparation of InstaPay's 2002 Form 10-KSB.



NOTE II - ACQUISITION OF KRYTOSIMA


      In December 2002, InstaPay acquired semi-exclusive rights to act as a reseller of the Kryptosima Technology from the Bentley Company for $ 200,000 in cash and $1,000,000 worth of stock, based on the share value as of November 22, 2002, ($1.00). By December 31, 2002, InstaPay reached an agreement with the principals of Bentley, to convert the deal to an acquisition of Kryptosima, the terms of the new deal are as follows:

      InstaPay has issued 1,000,000 common shares to the shareholders of Kryptosima. InstaPay has granted an option of 500,000 shares of common stock at a strike price of $ 1.50, effective as soon as Kryptosima's system" goes live" on any ATM network. The option will expire 18 months after issuance.

      If InstaPay accepts a buyout offer less than $ 2.50 per share, the option price will decline to $ 1.00 less than the buyout price or $ .01, whichever is less. If the buyout price is less than $1.00 per share, the number of options shall be increased such that the buyout price multiplied by the option shares equals $ 500,000.

      The $ 50,000 in funds paid to Bentley has been retained by Bentley.

      InstaPay is limited to 3,000,000 shares of common stock it can issue in a six-month period without granting additional shares to the members of Kryptosima to avoid diluting the ownership of Kryptosima members.

      InstaPay is obligated by the acquisition agreement to fund Kryptosima operations for at least 6 months, per an approximate budget agreed to by the parties, in order to guarantee a serious effort to launch the business and create value for all involved. Kryptosima's former owners have the right to "unwind" the acquisition if this condition is not met. The purchase price of $1,681,000, consisted of 1,000,000 shares of InstaPay stock valued at the quarter's average price per share of $ 1.12 and assumption of $ 561,000 in liabilities.

                             INSTAPAY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE III - STOCK TRANSACTIONS

      During the quarter ended March 31, 2003, InstaPay issued 240,000 shares for marketing and public relations services. These shares were valued at the quarterly average price per share of $ 1.12.


NOTE IV - RELATED PARTY TRANSACTIONS

      During the quarter ended March 31, 2003, InstaPay accrued $616,000 for services rendered by the Board of Directors under existing commitments. This accrual is based on the commitment to issue 50,000 shares per quarter to board members and 250,000 shares per quarter to R B. Harris. This commitment to issue 550,000 shares has been accrued at the quarterly average price of $ 1.12 per share.

                             INSTAPAY SYSTEMS, INC.
                                 MARCH 31, 2003

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.



            InstaPay Systems, Inc. (InstaPay) has effectively been a development stage enterprise since inception in 1983. InstaPay has not generated any revenue during the three month periods ended March 31, 2003 and 2002.

            During the three months ended March 31, 2003, InstaPay's operations consisted of expenses related to the ongoing development of the "payENKRYPT" system and administrative, legal and accounting expenses. During the three months ended March 31, 2002, InstaPay's operations consisted of administrative, legal and accounting expenses. The expenses charged to operations of $ 856,187 for the three months ended March 31, 2003 represent an increase of 3,013% over expenses charged to operations of $27,500 for the three months ended March 31, 2002. This increase is attributable to an increase in the market value of the stock of InstaPay of 2700% from $.04 per share in 2002 to $ 1.12 per share in 2003 used to value recorded transactions and the increased expenses associated with the acquisition of Kryptosima.


Description of Business and Discussion of Operations

Background

InstaPay Systems, Inc ("InstaPay") incorporated in the State of Utah in 1983 as Cotton Tree, Inc. In 1985 it acquired, in a stock-for-stock acquisition, MEDX, Inc. and changed its name to Roedeinger Medical Systems, Inc. In 1988, the company sold its line of medical products, acquired Filmagic, Inc. on a stock-for-stock basis, and changed its name to Filmagic Entertainment Corporation.

Filmagic's plan was to develop a film distribution and sales agency organization, and it acquired approximately 1,000 half-hour films for distribution. However, attempts to secure distribution contracts for these films did not succeed. As a result, during the past four years the company maintained no active employees. The company's officers and directors conducted all filings, negotiations, and explorations of potential business opportunities. The officers and directors directed the majority of their efforts towards seeking potential candidates for mergers, acquisitions and potential sources of capital.

During the 4th quarter of 2002, while continuing conversations with possible acquisitions, the board decided to make a change in officers in an attempt to point the company in a new direction that could increase shareholder value by initiating operations leading to an income stream.

On November 11, 2002 the Board of Directors filed the change in officers and made applications with both the SEC and the State of Utah to confirm the amendment in the company's articles. These amendments included effecting a name change from "Filmagic" to " InstaPay Systems, Inc., increasing the authorized shares to 200,000,000 of common stock, and completing a 2 for 1 split of the company's stock in December 2002.

Completion of the Board changes occurred during late November 2002, when Mr. Robert Bragg was made President/ CEO per a recommendation by then-President/Chairman Mr. Harris. Mr. Bragg has many years' experience in the securities industry and had the potential to bring technology to InstaPay that was currently not available to the securities industry.

On November 22, 2002, subsequent to Mr. Robert Bragg becoming President/ CEO, the company acquired from Bentley Communications Corporation a semi-exclusive right to act as a reseller for Kryptosima's payENKRYPT services. This positioned the company to enter the transaction processing market.

In January of 2003, Management decided to change the approach from being a reseller of Kryptosima's services to acquiring Kryptosima in a stock transaction. A definitive agreement to acquire Kryptosima was signed January 10. InstaPay's acquisition of Kryptosima is expected to be completed in the second quarter of 2003. Kryptosima will operate as a wholly owned subsidiary of InstaPay. Mr. Harry Hargens, President and CEO of Kryptosima assumed the position of CEO of InstaPay in March 2003.

Market, market strategy and competition for Kryptosima's services

Kryptosima believes that it has created the first payment gateway that will enable Internet merchants to accept online payments via PIN'ed ATM card transactions. Its gateway service will be marketed under the tradename payENKRYPT(TM).

This service will be highly desirable to many Internet merchants, because merchants pay lower fees and have less fraud risk for ATM Card transactions versus credit card transactions. Kryptosima plans to market this service to Internet merchants via a combination of direct sales to large merchants, and sales to small merchants through resellers.

Under the guidance of Mr. Bragg, Kryptosima has directed part of its recent marketing efforts towards the online securities industry. Currently, investors and securities firms rely on other costly methods to transact monies that may or may not be credited to the investors' accounts in a timely fashion. Current methods to deliver funds, such as; bank wires, cashier's checks, and overnight couriers have costs from approximately $10.00 to as high as $28.00. These methods do not guarantee immediate credit for the purchase of securities or to meet a margin call. Online check, although not as costly, still have a waiting period for the " check to clear" and the client still may not have access to their funds to execute timely trades.

In contrast, payENKRYPT(TM) can facilitate immediate deposits into brokerage accounts. In addition, it is far more secure and efficient than any other method. To use an ATM-Card, payENKRYPT uses a PIN pad that easily attaches to the consumer's PC, to securely encrypt transaction data per bank industry standards. The device is called a PIN pad because it allows the consumer to swipe their card and then safely enter their Personal Identification Number
(PIN) when using an ATM/Debit card. Consumers are familiar with this process, which they have used for decades when using their ATM Card to get cash at an ATM machines or buy groceries.

Over time, InstaPay intends to expand their market beyond the brokerage community to the entire eCommerce market, both domestically and internationally. This market is currently $60B per year in the US alone, and growing 20-30% per year.

For  more   information   please   see  our  recent   10K   Filing,   and  visit
www.instapaysystems.com and www.Kryptosima.com .

Operations and Capital Requirements:

Upon completing the acquisition of Kryptosima, InstaPay's day-to-day operations will consist primarily of Kryptosima's operations, and will be directed by Kryptosima's staff. Kryptosima anticipates having one or more of its first merchants "in production" within the next 90 days, which will set the stage for marketing its services broadly.

Kryptosima has kept expenses low by outsourcing functions wherever possible. For instance, it has its servers hosted in a secure site by a 3rd-party, rather than operating its own data center. Kryptosima's current operating expenses are approximately $30,000 per month. In order to support live customers and actively market the payENKRYPT(TM) service, staff and activities must increase, which could quickly multiply monthly expenses by a factor of 3~4.

Revenue will be generated by charging merchants a fee per transaction. While these revenues will ramp slowly but surely as merchants are added and volume grows, expenses must increase in advance of this to add resources to solicit and support these customers. InstaPay will need to raise sufficient operating capital to support this growth until its Kryptosima subsidiary grows to the point where it becomes self-sustaining.

payENKRYPT system overview:

Kryptosima has created a payment gateway that enables Internet merchants to accept customer payments via ATM cards (on-line debit with PIN). This unique capability will be marketed to Internet merchants as the payENKRYPT(TM) service.

Another unique feature of the system is that ALL transactions are implemented in a way that is more secure for consumers. Transaction data goes from the consumer's PC directly to our gateway, without passing through the merchant's web site. This eliminates the risk of card numbers being stored at the merchant site and then stolen by hackers. This security feature and other aspects of the system are covered by two patents filed in the US and Europe. The first patent has already been granted in Europe.

In order to offer merchants a "complete" service, the gateway can also support credit card transactions, both "manual" and "swiped". Management plans to initially focus marketing efforts on the system's unique ATM card capability, and activate credit card capability later.

The swipe capability could also be leveraged to read drivers licenses that have a mag stripe, and other card types, to create new Internet transaction types. For instance, by swiping both a prepaid phone card and an ATM card, additional value could be loaded onto the phone card with an ATM card transaction. By swiping both a drivers license and an ATM card, access to sensitive sites (e.g. home banking) could be made much more secure.

The system was initially designed to support transactions initiated by consumers viewing a web page via a browser. However, it can also be utilized to support traffic originating from other Internet-connected devices, such as web-based kiosks and ATMs.

The system is not based on any older legacy system. It was written from the ground up to use modern technologies and languages. When system development was begun, the consensus within the on-line processing industry was that mainframe systems were required for services that must run reliably 24X365. However, Kryptosima management saw that Windows was becoming an increasingly stable server operating system, and made an important decision to develop the system for a Windows/Intel platform. This decision allowed a small development team to quickly develop a very stable system on a low-cost platform. Development time/cost, platform cost, and ongoing maintenance costs are all reduced as a result of this decision.

The system is currently configured with two servers, one acting as the transaction engine that handles all messages and logic, and one acting as an SQL database that the transaction engine pulls data from and stores data to as needed. The database also supports on-line reporting, so merchants can view their transactions on-line in real time.

We have created a tool to give merchants on-line access to their transactions in the database. There are detail and summary reports for open, pending, and closed batches. Also, merchants will have the option of being set up for auto-settlement of credit card transactions, or using the on-line tools to manually mark transactions for settlement as orders ship.

Because the system was built in a modular fashion, and is table-driven wherever possible, additional message formats, transaction types, and reports can be defined and added relatively easily. The result is a very flexible gateway, with on-line reporting, that can be quickly configured to support additional transaction types. Because of the relatively modest cost of Microsoft/Intel servers versus mainframes, the system could be deployed to multiple locations (countries) at a very low initial cost.

  The system maintains a database containing three distinct categories of data:

Merchant Database: For each merchant, a record in the database defines who their bank or processor is, whether they auto-settle or manually settle, their name, address, etc.

The gateway can be connected to multiple banks/processors, as the company develops relationships with multiple organizations. When an inbound transaction request is received, the transaction engine queries the database to verify that the request contains a valid merchant number, and to determine the processor for this transaction type for this merchant.

The transaction engine then consults a "processor table" to determine the correct message format and telecomm route for this transaction type/processor, builds and sends the request, logs the response, and passes the response to the consumer.

PIN pad database: Each PIN pad contains a unique serial number that is included in transaction requests. The system maintains a database of deployed PIN pads, with PIN pad serial numbers and deployment info. When an inbound ATM card transaction request is received, the transaction engine queries the database to ensure that the request contains a valid serial number. If fraudulent transactions occur, a device can be marked inactive, thereby blocking transactions from that device.

Transaction database/settlement: Transaction approvals are logged as they are received. Card numbers are stored in encrypted form. This database enables merchants to view their current transactions and historical data.


Risks;   Subsequent   Events;   Internal   Controls   concerns   as  defined  by
Sarbanes-Oxley:

In addition to the usual risks involved in investing in a developmental stage company, investors should be aware of the following risks that are specific to
InstaPay:

o Kryptosima estimates that it may require over $3 million in funding before achieving sufficient transaction volume to become profitable and self-sufficient (i.e. cash-flow positive). InstaPay believes that it can raise sufficient capital to cover this requirement, but so far has no firm arrangements in place to secure such funding. Failure to raise sufficient capital could put the business plan at risk.

o The agreement to acquire Kryptosima specifies that InstaPay immediately begin providing working capital to Kryptosima each month in amounts described in the discussion above. Failure to do so could lead to re-negotiation or cancellation of the acquisition agreement.

o Related to the above item, investors should be aware of a potential conflict of interest. As President of both InstaPay and Kryptosima, Harry Hargens may be placed in a conflict of interest if InstaPay fails to meet its obligations and the acquisition agreement needs to be renegotiated or cancelled.

o InstaPay is currently in the process of raising capital for future growth and day to day operations. The additional funding could be in unfavorable terms or could not occur at all. If we are unable to raise additional capital on acceptable terms, we could have a significant impact on our operations, along with the ability to develop or enhance our products. Such occurrence would be detrimental to the existence of the Company.


                          ***SIGNATURE PAGE FOLLOWS***

                             INSTAPAY SYSTEMS, INC.
                                  MARCH 31,2003

PART II -         Other Information

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           INSTAPAY SYSTEMS, INC.
----------------------------------------------
                 REGISTRANT


By: /S/
----------------------------------------------
           Harry Hargens,  President/CEO


By: /S/
----------------------------------------------
           Harvey Lalach, Vice Pres./Director


By: /S/
----------------------------------------------
           Frank De Santis, Director


By: /S/
----------------------------------------------
           Aubrye A. Harris, Actg.Sec./Director


By: /S/
----------------------------------------------
           Song Liping, Director


By: /S/
----------------------------------------------
           R.B. Harris, Director

Dated:     May 15, 2003

                               ***BOARD CONSENT***

                        CERTIFICATION OF PERIODIC REPORT

I, Harry Hargens, President , of InstaPay Systems, Inc ( the "Company" ), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the three months ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 ( 15 U.S.C. 78m or 78o (d); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:    May 15, 2003


                                           //S//
                                          --------------------------------------
                                           Harry Hargens, President/CEO/Director

                        CERTIFICATION OF PERIODIC REPORT

I, R. B. Harris, Director of InstaPay Systems, Inc. ( the "Company" ), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(3) the Quarterly Report on Form 10-QSB of the Company for the three months ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 ( 15 U.S.C. 78m or 78o (d); and

(4) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:    May 15, 2003


                                            //S//
                                           -------------------------------------
                                            R. B. Harris, Director

                            CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Harry Hargens, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of InstaPay Systems, Inc.;

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


  Date: May 15, 2003                    /s/Harry Hargens
                                        -------------------------------
                                           Harry Hargens
                                      President/CEO/Director

                            CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, R.B. Harris, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of InstaPay Systems, Inc.;

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


  Date: May 15, 2003                    /s/R.B. Harris
                                        -------------------------------
                                           R. B. Harris
                                             Director