Form 10QSB
period 2003-06-30
INSTAPAY SYSTEMS INC
filed 2003-08-18
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _______ .


                         Commission File Number: 0-17462

                              INSTAPAY SYSTEMS, INC
             (Exact name of registrant as specified in its charter)

UTAH                                                           87-0404991
(State or other jurisdiction of                            (IRS employer
incorporation or organization)                             identification no.)

2869 India St., San Diego, CA                                   92103
(Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number including area code: (818)991-4259
                     Registrant's fax number (818) 991-6129

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

         The number of shares of Common Stock, $0.001 par value, outstanding on August 11, 2003, was 30,773,812 shares.

                             INSTAPAY SYSTEMS, INC.
                       FOR THE QUARTER ENDED JUNE 30, 2003



                                      INDEX


PART I  -  Financial Information


         Item 1 -  Financial Statements                                 Page No.


         Unaudited Consolidated Condensed Balance Sheet as of
                June 30, 2003                                                  3

         Unaudited Consolidated Condensed Statements of Operations for the
            Quarters Ended June 30, 2003 and 2002                              4

         Unaudited Consolidated Condensed Statements of Operations for the
            Six Months Ended  June 30, 2003 and 2002 and the Cumulative
            Period From December 7, 1983 (inception) through June 30, 2003     5


         Unaudited Consolidated Condensed Statements of Cash Flows for the
            Six Months Ended June 30, 2003 and 2002 and the Cumulative
            Period From December 7, 1983 (inception) through June 30, 2003     6

         Notes to the Unaudited Consolidated Condensed Financial Statements    7

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                9

         Item 3 - Controls and
Procedures                                                                    10

PART II - Other Information

         Item 6 - Exhibits and reports on form 8-k

         Signatures                                                           12

                             INSTAPAY SYSTEMS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)

                                     ASSETS
                                                                       2003
                                                                    -----------

Current assets:
        Cash                                                        $     5,219
                                                                    -----------
            Total current assets                                          5,219

Equipment, net                                                           13,500
Other assets                                                              1,000
                                                                    -----------
Total assets                                                        $    19,719
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
        Accounts payable and accrued liabilities                    $ 1,299,863
        Note payable                                                    161,500
                                                                    -----------
            Total current liabilities                                 1,461,363

STOCKHOLDERS' DEFICIT:

Common Stock, $.001 par value, 200,000,000
  shares authorized, 30,773,812 issued and outstanding                   30,774
Additional paid-in-capital                                            3,135,042
Stock Subscriptions                                                     (28,002)
Deficit accumulated during the development stage                     (4,579,458)
                                                                    -----------
           Total stockholders' deficit                               (1,441,644)

Total liabilities and
   stockholders' deficit                                            $    19,719
                                                                    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                             INSTAPAY SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      QUARTERS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


                                                      2003              2002
                                                  ------------     ------------

Revenues                                          $          0     $          0

Expenses                                               218,932           31,019
                                                  ------------     ------------

Net loss                                          $   (218,932)    $    (31,019)
                                                  ============     ============

Net loss per share, basic and diluted             $       (.01)          $(-0-)
                                                  ============     ============

Weighted average number of
  shares outstanding                                30,773,812       21,954,308
                                                  ============     ============




                   The accompanying notes are an integral part of these consolidated financial statements.

                             INSTAPAY SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND THE
    CUMULATED PERIOD FROM DECEMBER 7, 1983 (INCEPTION) THROUGH JUNE 30, 2003
                                   (UNAUDITED)



                                                                    12/07/1983 (Inception)
                                           2003           2002       Through 06/30/2003
                                       ------------   ------------   ------------------
Revenues                               $          0   $          0      $   261,023


Expenses                                  1,075,119         58,519        3,128,481

Impairment loss                           1,712,000            -0-        1,712,000
                                       ------------   ------------      -----------

Net loss                                 (2,787,119)       (58,519)     $(4,579,458)
                                       ============   ============      ===========


Net loss per share, basic and diluted  $       (.09)  $      ( -0-)
                                       ============   ============

Weighted average number of
shares outstanding                       30,563,867     20,908,470
                                       ============   ============



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                             INSTAPAY SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND THE
    CUMULATIVE PERIOD FROM DECEMBER 7, 1983 (INCEPTION) THROUGH JUNE 30, 2003
                                   (UNAUDITED)

                                                                                                           12/07/1983 (Inception)
                                                                                      2003        2002      Through  06/30/2003
                                                                                  -----------   ---------   -------------------
Cash Flows from Operating Activities
        Net Loss                                                                  $(2,787,119)  $ (58,519)       $(4,579,458)
         Non-Cash Items:
           Impairment loss                                                          1,712,000           0          1,712,000
           Depreciation and amortization                                                1,500           0            515,256
           Increase in accounts payable
             and accrued liabilities                                                  724,894      15,799            738,863
           Increase in other assets                                                         0      (1,000)                 0
           Stock issued for services and
              payment of expenses                                                     240,798      44,000          1,145,873
           Granting options to Board                                                        0           0             50,000
           Debt Forgiveness                                                                 0           0           (250,156)
           Write-down of assets                                                             0           0            539,895
                                                                                  -----------   ---------        -----------
        Net Cash provided by Operating Activities                                    (107,927)        280           (127,727)
                                                                                  -----------   ---------        -----------
Cash Flows from Investing Activities:
         Cash acquired in acquisition                                                   4,000           0              4,000
         Investment in Technology                                                           0           0            (50,000)
                                                                                  -----------   ---------        -----------
                                                                                        4,000           0            (46,000)
Cash Flows from Financing Activities:
         Proceeds from borrowings                                                     108,500           0            161,500
         Shareholder contributions                                                          0           0              9,500
         Issuance of Stock                                                                  0           0              7,946
                                                                                  -----------   ---------        -----------
                                                                                      108,500           0            178,946
Increase in Cash and Cash Equivalents                                                   4,573         280              5,219
Balance, Beginning of Period                                                              646           0                  0
                                                                                  -----------   ---------        -----------

Balance, End of Period                                                            $     5,219   $     280        $     5,219
                                                                                  ===========   =========        ===========

         Supplemental Cash Flow Information:
              Non-cash investing and financing
               activities:

               Acquisition of Kryptosima for stock and
                 assumption of liabilities:                                       $ 1,681,000

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                             INSTAPAY SYSTEMS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE I - MANAGEMENT'S STATEMENT

         In the opinion of Management, the accompanying unaudited consolidated financial statements have been prepared in accordance with the Form 10-QSB instructions and contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Instapay Systems, Inc. (InstaPay) as of June 30, 2003; and the results of operations and cash flows for the three and six month periods ended June 30, 2003 and 2002. The notes to the consolidated financial statements, which are contained in the 2002 Form 10-KSB should be read in conjunction with these consolidated financial statements. These results have been determined on the basis of generally accepted accounting principals and practices, and applied consistently with those used in the preparation of InstaPay's 2002 Form 10-KSB.

NOTE II - ACQUISITION OF KRYTOSIMA

         In 2002, InstaPay acquired semi-exclusive rights to act as a reseller of Kryptosima's payENKRYPT service, for $ 200,000 in cash and $1,000,000 worth of stock, based on the price per share as of November 22, 2002, ($1.00). By December 31, 2002, after delivering just $50,000 of the agreed compensation, InstaPay was able to reach an agreement in principle to convert the deal to an acquisition of Kryptosima. The terms of this agreement, as set forth below, were documented in an agreement dated January 12, 2003:

         InstaPay has issued 1,000,000 common shares to be distributed to the shareholders of Kryptosima, in a swap for their Kryptosima shares. InstaPay has also granted an option of 500,000 shares of common stock at a strike price of $ 1.50, effective as soon as Kryptosima's system" goes live" on any ATM network. This condition was met as of July 18, 2003, when Kryptosima processed live transactions. The option will expire 18 months after issuance.

         If InstaPay accepts a buyout offer less than $ 2.50 per share, the option price will decline to $1.00 less than the buyout price or $ .01, whichever is less. If the buyout price is less than $1.00 per share, the number of options shall be increased such that the buyout price multiplied by the option shares equals $ 500,000.

         InstaPay is limited to 3,000,000 shares of common stock it can issue in the six-month period without granting additional shares to the members of Kryptosima to avoid diluting the ownership of Kryptosima members.

         InstaPay was obligated by the acquisition agreement to fund Kryptosima operations for at least 6 months, per an approximate budget agreed to by the parties, in order to guarantee a serious effort to launch the business and create value for all involved. Kryptosima's former owners have the right to "unwind" the acquisition if this condition is not met. Due to unexpected delays in raising capital, InstaPay did not meet the exact requirements of this agreement. However, InstaPay and Kryptosima have reached a verbal agreement in principle to finalize the acquisition despite this, under the original terms agreed to. The physical stock swap that will finalize the agreement is expected to occur within 30 days of this report.

                             INSTAPAY SYSTEMS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)


The acquisition of Kryptosima was recorded during the first quarter 2003 at a purchase price of $1,681,000, based on 1,000,000 shares of InstaPay stock valued at that quarter's average share price of $ 1.12, plus the assumption of $ 561,000 in Kryptosima liabilities.


NOTE III - RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2003, Instapay accrued $30,000 for services rendered by the Board of Directors under a commitment to issue 10,000 shares per Director. This accrual is based on the commitment to issue 50,000 shares at the quarterly average price per share of $.60.

During the quarter ended March 31, 2003, Instapay accrued $616,000 for services rendered by the Board of Directors under existing commitments. This accrual is based on the commitment to issue 550,000 shares at the first quarter average price per share of $1.12.

                             INSTAPAY SYSTEMS, INC.
                                  JUNE 30, 2003

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

InstaPay Systems, Inc. (InstaPay) has effectively been a development stage enterprise since inception in 1983. InstaPay has not generated any revenue during the periods ended June 30, 2003 and 2002.

During the quarter ended June 30, 2003, the company continued to focus 100% of its efforts on developing the Kryptosima business opportunity. Several major milestones were achieved during the quarter. In April the company announced that Kryptosima had signed a sponsorship agreement with Carrolton Bank. In June, Kryptosima began the process of certifying its gateway for ATM Card transactions with the Armed Forces Financial Network (AFFN). These two items were the final steps necessary prior to putting Kryptosima's payENKRYPT (R) service into production.

Subsequent to the quarter ending, Kryptosima announced its first two customers and then on July 18, 2003, the payENKRYPT service went into production and ATM Card purchases were performed at both customers' web sites. The company believes that the payENKRYPT service is the first and so far only service approved and in production that enables web merchants to accept ATM Card payments. The company charges merchants a fee per transaction for the service. Because ATM card payments offer merchants lower fees and less risk than credit card transactions, the company is optimistic that the service will be marketed successfully to a broad range of eCommerce merchants, including target markets such as on-line brokerages that can not accept credit cards and therefore have no other method for on-line real-time payments.

In addition to soliciting customers for the service, Kryptosima will continue to solicit other ATM networks for their participation. However, since 77 million ATM cards participate in AFFN, being in production with this one network alone provides a sufficient consumer base to make the service viable and attractive to merchants. (AFFN participant banks are listed at www.affn.org).

During the three and six month periods ended June 30, 2003, Instapay's operating activity consisted of expenses related to the continued development of the Company's payENKRYPT service and certain legal, accounting, and administrative activities. During the three and six month periods ended June 30, 2002, Instapay's operations consisted of expenses related to administrative and management activities.

During the three months ended June 30, 2003, the expenses of $218,932 represent an increase of 606% over the expenses of $31,019 for the three months ended June 30, 2002. This increase is due primarily to the acquisition of Kryptosima and its ongoing operating expenses as well as continuing accounting and administrative expenses.

During the six months ended June 30, 2003, the expenses of $1,075,119 represent an increase of 1,737% over the expenses of $58,519 for the six months ended June 30, 2002. This increase is due primarily to the expenses recorded during the first quarter 2003 based on the commitment to issue shares to the officers and directors and to the ongoing operational expenses of the Kryptosima acquisition.

Reduction in Shares Outstanding: On July 1 the company announced that several directors and former directors will return a total of 3,344,000 shares to Instapay for cancellation. These shares are

                             INSTAPAY SYSTEMS, INC.
                                  JUNE 30, 2003

Item 2 - Managements' Discussion and Analysis of Financial Condition and Results of Operations (continued).

being returned voluntarily and without compensation, in a belief that this improvement in the capital structure will benefit all shareholders by improving the book value per share, and better positioning the company to raise working capital under favorable terms.

Liquidity: As the company introduces its payENKRYPT service, it is anticipated that additional working capital will be required to fund operations until breakeven is reached. The company's officers and directors are pursuing various avenues to raise capital and are optimistic that capital can be raised under acceptable terms, but there can be no assurance as to when or if capital will be raised or under what terms.


Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who has served as the principal financial and accounting officer) and its President and CEO (who serves as the principal operating officer). Based upon that evaluation, the Company's Chairman and President have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

(b) Changes in internal control.

There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. 17

FORWARD-LOOKING STATEMENTS

This form 10QSBb includes, without limitation, certain statements containing words such as "believes", "anticipates", "estimates", which constitute
"forward-looking statements" within the meaning of the private securities litigation reform act of 1995. This act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this form 10-qsb are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The company's actual results may differ significantly from management's expectations.

PART II - Other Information

ITEM 6. Exhibits and Reports on forms 8-k


31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1 Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                          ***SIGNATURE PAGE FOLLOWS***

                             INSTAPAY SYSTEMS, INC.
                                  JUNE 30, 2003



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorize InstaPay Systems Inc.REGISTRANT

By: /S/
    -------------------------------------------------
         Harry Hargens, President

By: /S/
    -------------------------------------------------
         Aubrye A. Harris, Director

By: /S/
    -------------------------------------------------
         Frank De Santis, Director

By: /S/
    -------------------------------------------------
         Song Liping, Director

By: /S/
    -------------------------------------------------
         R. B. Harris, Director


Dated:            August 11, 2003

                    ITEM 6. Exhibits and Reports on forms 8-k