Form 10QSB
period 2003-09-30
INSTAPAY SYSTEMS INC
filed 2003-11-20
CIK 846494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2003.


                         Commission File Number: 0-17462


                              INSTAPAY SYSTEMS, INC
             (Exact name of registrant as specified in its charter)


            UTAH                                                 87-0404991
(State or other jurisdiction of                                (IRS employer
 incorporation or organization)                              identification no.)

98 SHORELINE WAY, HAMPTON, GA                                       30228
(Address of principal executive offices)                          (Zip Code)

                  Registrant's telephone number: (770) 471-4944
                     Registrant's fax number (770) 471-5686

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

         On November 3, 2003, there were 27,829,812 shares of Common Stock outstanding.

                             INSTAPAY SYSTEMS, INC.

                                      INDEX


PART I - Financial Information

         Item 1- Financial Statements                                                   Page No.

         Unaudited Consolidated Condensed Balance Sheet as of                                 3
                September 30, 2003

         Unaudited Consolidated Condensed Statements of Operations for the                    4
            Quarters Ended September 30, 2003 and 2002

         Unaudited Consolidated Condensed Statements of Operations for the Nine
            Months Ended September 30, 2003 and 2002 and the Cumulative Period
            From December 7, 1983 (inception) through September 30, 2003 5

         Unaudited Consolidated Condensed Statements of Cash Flows for the
            Nine Months Ended September 30, 2003 and 2002 and the Cumulative
                Period From December 7, 1983 (inception) through September 30, 2003            6

         Notes to the Unaudited Consolidated Condensed Financial Statements                    7

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                               16

         Item 3 - Controls and Procedures                                                     17

PART II - Other Information

         Item 6 - Exhibits and reports on form 8-k                                            18

         Signatures                                                                           19

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                    ASSETS
Current assets
        Cash                                                    $     7,845
                                                                -----------
         Total current assets                                         7,845

Equipment, net
                                                                     12,750
Other assets                                                          1,000
                                                                -----------
Total assets                                                    $    21,595
                                                                ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable and accrued liabilities                $   718,303
        Note payable
                                                                    317,400
                                                                -----------
            Total current liabilities                             1,035,703
                                                                -----------

Stockholders' deficit

Common stock, $.001 par value, 200,000,000
  shares authorized, 27,829,812 issued and outstanding               27,830
Additional paid-in-capital                                        3,137,986
Deficit accumulated during the development stage                 (4,179,924)
                                                                -----------
           Total stockholders' deficit                           (1,014,108)
                                                                -----------
Total liabilities and stockholders' deficit                     $    21,595
                                                                ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                               2003               2002
                                           ------------       ------------
Revenues                                   $          0       $          0

Expenses                                        184,966             32,671
                                           ------------       ------------

Net loss                                   $   (184,966)      $    (32,671)
                                           ============       ============

Net loss per share, basic and diluted      $       (.01)            $(-0-)
                                           ============       ============

Weighted average number of
  shares outstanding                         27,829,812         22,051,012
                                           ============       ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND THE
           CUMULATIVE PERIOD FROM DECEMBER 7, 1983 (INCEPTION) THROUGH
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                                                  12/07/1983 (Inception)
                                                 2003                  2002         Through 09/30/2003
                                             ------------         ------------    ----------------------
Revenues                                     $          0         $          0         $    261,023

Expenses                                          675,585               91,190            2,728,947

Impairment loss                                 1,712,000                  -0-            1,712,000
                                             ------------         ------------         ------------

Net loss                                     $ (2,387,585)        $    (91,190)        $ (4,179,924)
                                             ============         ============         ============


Net loss per share, basic and diluted        $       (.08)        $       (-0-)
                                             ============         ============

Weighted average number of
shares outstanding                             29,642,501           21,293,502
                                             ============         ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
           SEPTEMBER 30, 2003 AND 2002 AND THE CUMULATIVE PERIOD FROM
             DECEMBER 7, 1983 (INCEPTION) THROUGH SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                                                     12/07/1983 (Inception)
                                                         2003               2002       Through 09/30/2003
                                                    -----------         -----------  ----------------------
Cash Flows from Operating Activities
        Net Loss                                    $(2,387,585)        $   (91,190)        $(4,179,924)
         Non-Cash Items
           Impairment loss                            1,712,000                   0           1,712,000
           Depreciation and amortization                  2,250                   0             516,006
               Increase in accounts payable
                 and accrued liabilities                143,334              48,405             157,303
               Increase in other assets                       0              (1,000)                  0
               Stock issued for services and
                  payment of expenses                   268,800              44,000           1,173,875
               Granting options to board                      0                   0              50,000
               Debt forgiveness                               0                   0            (250,156)
               Write-down of assets                           0                   0             539,895
                                                    -----------         -----------         -----------
            Net cash provided by (used by)
                operating activities                   (261,201)                215            (281,001)

                                                    -----------         -----------         -----------
Cash Flows from Investing Activities
         Cash acquired in acquisition                     4,000                   0               4,000
             Investment in technology                         0                   0             (50,000)

                                                    -----------         -----------         -----------
                                                          4,000                   0             (46,000)
                                                    -----------         -----------         -----------
Cash Flows from Financing Activities
         Proceeds from borrowings                       264,400                   0             317,400
         Shareholder contributions                            0                   0               9,500
         Issuance of stock                                    0                   0               7,946
                                                    -----------         -----------         -----------
                                                        264,400                   0             334,846
                                                    -----------         -----------         -----------

Increase in Cash and Cash Equivalents                     7,199                 215               7,845
Balance, Beginning of Period                                646                   0                   0
                                                    -----------         -----------         -----------
Balance, End of Period                              $     7,845         $       215         $     7,845
                                                    ===========         ===========         ===========
Supplemental Cash Flow Information
 Non-cash investing and financing activities
   Acquisition of Kryptosima for stock and
                 assumption of liabilities:         $ 1,681,000                   0         $ 1,681,000
                                                    ===========         ===========         ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

 NOTE I -  MANAGEMENT'S STATEMENT

In the opinion of Management, the accompanying unaudited consolidated financial statements have been prepared in accordance with the Form 10-QSB instructions and contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Instapay Systems, Inc. (InstaPay) as of September 30, 2003; and the results of operations and cash flows for the three and nine month periods ended September 30, 2003 and 2002. The notes to the consolidated financial statements that are contained in the 2002 Form 10-KSB should be read in conjunction with these consolidated financial statements. These results have been determined on the basis of generally accepted accounting principals and practices, and applied consistently with those used in the preparation of InstaPay's 2002 Form 10-KSB.

NOTE II - GOING CONCERN

InstaPay's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. InsatPay, since its inception, has sustained continued losses and its liabilities significantly exceed its assets.. Currently, InstaPay does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. InstaPay does not currently posses a financial institution source of financing and cannot be certain that its existing sources of cash will be adequate to meets its liquidity requirements. There are no assurances that InstaPay will be successful in any of its endeavors or will become financially viable.

NOTE III - ACQUISITION OF KRYTOSIMA

In January 2003, as reported in an 8-K filed January 27, 2003, Instapay and Kryptosima reached an agreement whereby Kryptosima would be acquired via merger into a subsidiary of InstaPay, resulting in Kryptosima becoming a wholly owned subsidiary of InstaPay. (The Acquisition Agreement is attached as exhibit 2.1)

Although the transaction did not close immediately, the parties had sufficient confidence that the transaction would close that they immediately began proceeding as if the transaction had closed and Kryptosima was a wholly owned subsidiary of InstaPay. Therefore all quarterly filings subsequent to the agreement have been prepared on a consolidated basis.

The closing of this transaction was delayed as a result of delays raising capital. However, the transaction was finally closed in the 3rd quarter as reported in an 8-K filed September 16, 2003. Despite the delay, there were no changes to the original terms of the agreement.

InstaPay background prior to the acquisition

Prior to acquiring Kryptosima, InstaPay has gone through several name changes and pursued several business plans since its incorporation in 1985. Throughout this period it remained a development stage company. As reported in InstaPay's 10KSB for December 31, 2002, InstaPay had no active employees, and its officers and directors handled all filings, negotiations, and searches for business opportunities and sources of capital. As described in that Form 10K-SB, InstaPay's then-primary focus was on identifying partners, opportunities, or acquisitions that could enable it to pursue new business opportunities.

Potential benefits of the acquisition

In the fall of 2002, InstaPay began to consider the possibility of entering the payment processing business, specifically for Internet merchants/transactions, i.e. eCommerce. The eCommerce market is large and growing, and market opportunity exists because Internet merchants are interested in alternative payment methods that can lower their costs and risk. When accepting payment via credit card, merchants pay a percentage of the sale amount (a "discount rate"). This rate varies depending upon the type of merchant, size, years in business, etc. Internet merchants are classified as high risk and therefore pay a higher discount rate, typically around 2% or more. Internet merchants also bear a greater risk of fraud, because the anonymous nature of the Internet makes it easier for criminals to use stolen cards to order goods and services, and credit card systems put the brunt of the risk for fraudulent transactions on the Internet merchant. In some cases this may raise their effective cost of credit card payments to 3~4% or more, which is much higher than the rates paid by brick-and-mortar merchants (typically 1.5~2%). Therefore Internet merchants are eager to identify alternatives with lower fees and less risk. There are also certain types of "merchants" (e.g. Online Brokerages) for whom credit card payments are inappropriate or prohibited. These represent untapped eCommerce markets that can be pursued if an appropriate payment method can be identified.

Kryptosima background prior to the acquisition

Kryptosima was founded in 2000 by experienced senior managers from the payments processing industry, who set out to develop superior payment methods for Internet transactions. They chose to focus on enabling Internet merchants to accept ATM Card payments, just as brick-and-mortar merchants do today. Merchants pay a fixed fee for ATM Card transactions, rather than a % of the sale amount, therefore these transactions are much less expensive for merchants. Also, since consumers must enter their personal identification number (PIN) to complete an ATM Card payment, fraud rates are drastically reduced, virtually eliminating the merchant's fraud risk. Because of the lower cost and much lower risk, merchants strongly prefer ATM Card payments versus credit card payments. For this reason, Kryptosima is optimistic that its payENKRYPT service will be positively received by the merchant community.

Kryptosima began the development of technology and business relationships necessary for its payENKRYPT(TM) service, which it believed would be the first service to enable Internet merchants for ATM card acceptance. During 2002, Kryptosima felt it was nearing the point when its service would be marketable, but since the business development process was taking longer than expected, new sources of capital were required to continue.

Additional market background

Over the past 10 years, many US banks added Visa or MasterCard logos to their ATM cards, making them functional as Visa/MC "debit cards" as well as ATM Cards. Debit card usage has proven extremely popular and grown quickly. For instance, more than 50% of Visa volume is now Visa debit cards, outnumbering Visa credit card volume.

When used as a Visa/MC, these debit cards operate just like credit cards from the merchant's perspective, with the same high cost and risk. Merchants are eager to convert these transactions to ATM Card transactions. In recent years

Wal-Mart led a class action suit against Visa and MasterCard, demanding rule changes that would allow merchants to require customers to enter their PIN. In the summer of 2003 both Visa and MasterCard settled this suit out of court, giving merchants a broad victory. As of January 2004, when consumers present a Visa/MC debit card, merchants have the right to decline to accept it as a Visa/MC and require consumers to enter their PIN. That will enable processing the payment as an ATM Card transaction, avoiding the Visa/MC fee. It is widely speculated within the payments and retail community that many major merchants will move in this direction. InstaPay/Kryptosima's payENKRYPT product is the first and so far only service that can enable Internet merchants to pursue this same strategy.

Current ATM network security regulations require that customers enter their PIN number into a secure device that immediately encrypts the PIN data before transmission. Personal computers (PCs) are not secure devices, therefore to enable Internet ATM Card payments a small device that reads the consumer's card and encrypts their PIN (a "PIN pad") must be attached to the consumer's PC to enable ATM card transactions. InstaPay and Kryptosima believe that the low cost of these devices will be borne by Internet merchants, who will deploy the devices to their best frequent customers to achieve cheaper/safer transactions, and will use the devices as a marketing tool to attract new customers.

The acquisition

In November 2002, InstaPay acquired semi-exclusive rights to act as a reseller of Kryptosima's payENKRYPT service for $ 200,000 in cash and $1,000,000 worth of its common stock. By December 31, 2002, after delivering just $50,000 in cash, InstaPay was able to reach an agreement in principle to convert the reseller deal to an acquisition of Kryptosima. The terms of the acquisition, as set forth below, were documented in an agreement dated January 12, 2003:

InstaPay issued 1,000,000 common shares to the Kryptosima shareholders for their Kryptosima shares. InstaPay also granted an option for 500,000 shares of its common stock at a strike price of $ 1.50 effective as soon as Kryptosima's system "goes live" on any ATM network. This condition was met as of July 18, 2003, when Kryptosima processed live transactions. These options expire 18 months after issuance. If InstaPay accepts a buyout offer of less than $ 2.50 per share, the option price will decline to $1.00 less than the buyout price, or $ .01, whichever is less. If the buyout price is less than $1.00 per share, the number of options shall be increased such that the buyout price per share multiplied by the option shares equals $ 500,000.

The acquisition agreement limited InstaPay to issuing no more than 3,000,000 shares of common stock during the six-month period following the January 12, 2003 agreement, otherwise the Company would be required to issue additional shares to Kryptosima shareholders to avoid diluting their ownership.

This condition was not triggered during the 6-month period, so no additional shares were issued to Kryptosima's members.

Due to delays in raising capital, InstaPay initially did not meet certain requirements of the acquisition agreement. During the 2nd quarter of 2003, InstaPay and Kryptosima agreed to finalize the acquisition under the original terms. During the 3rd quarter of 2003, all terms and conditions required under the agreement were met and the acquisition of Kryptosima was closed.

Risks

As with any new business product or concept, InstaPay's new strategic direction has risks. Chief among these are:

The first ATM Network to give Kryptosima permission to go into production is Armed Forces Financial Network (AFFN). AFFN has broad bank membership, so their participation enables 77 million ATM Cards in the USA for use with payENKRYPT. This broad card base makes payENKRYPT a viable product. Kryptosima expects other networks to approve payENKRYPT in the future, which will further enhance the payENKRYPT product offering from the perspective of Kryptosima's customers (merchants) by further broadening the card base. If this does not happen, it may hinder marketing efforts for payENKRYPT, or weaken Kryptosima's position in price negotiations with merchants, thereby negatively affecting gross margins.

In its daily operation of payENKRYPT, Kryptosima relies upon services from vendors such as eFunds (NYSE: EFDS) and Bank of America (NYSE: BAC), as well as smaller vendors who manufacture PIN pads to Kryptosima's specifications. Kryptosima believes these vendors to be reliable; however, any service interruption on the part of a vendor could cause a service interruption for payENKRYPT, thereby potentially harming short-term revenues and long-term customer relationships.

Kryptosima operates in an environment governed by regulations set forth by ATM networks, which are complex and evolve over time. Kryptosima believes that the payENKRYPT system meets all current regulations. In addition to network regulations, the possibility always exists that new/future government regulations might also impact this market. While Kryptosima does not foresee any future regulations that would limit or harm its business, unforeseen changes could impact or limit Kryptosima's business in unpredictable ways.

As InstaPay's business expands, additional capital may be needed to add staff, manufacture large quantities of PIN pads, etc. There can be no guarantee that sufficient capital can be raised.

Changes in Management

InstaPay's plan to acquire Kryptosima significantly altered InstaPay's operational status, and set a new strategic direction, pursuing opportunities in payments processing. A series of changes in InstaPay's management occurred over the past 12 months, many of which were logical outcomes of this change in strategic direction. While these changes did not coincide in time with the acquisition agreement or the completion of the acquisition, and were not directly tied to it, nonetheless many of them could be considered in part a result of the acquisition, and are therefore described herein for completeness.

InstaPay was initially introduced to the Kryptosima opportunity late in 2002 by Mr. Robert Bragg. Since InstaPay felt that a key market for Kryptosima's service was the securities industry, and since Mr. Bragg combined extensive experience in the securities industry, understanding of Kryptosima's business plan, and good relations with Kryptosima management, InstaPay's Board appointed Mr, Bragg InstaPay President and CEO and directed him to pursue a partnership with or acquisition of Kryptosima. Mr. Bragg replaced R. Bruce Harris as President and CEO. Mr. Harris remained in his position as a Director and Chairman of the Board.

Since InstaPay had no active staff other than Mr. Bragg, Kryptosima's staff was retained, including its President, Mr. Harry Hargens. Mr. Hargens, who founded Kryptosima and has 20+ years of experience in the payments industry, remained as President of Kryptosima and was also named President and COO and a Director for InstaPay. While Mr. Bragg relinquished the titles of InstaPay President and COO to Mr. Hargens, he remained InstaPay's CEO.

In March 2003, Mr. Bragg stepped down as CEO due to health reasons, but remained a Director.

In May 2003 Mr. Bragg stepped down as a Director due to continuing health problems.

In June 2003 Mr. Harvey Lalach stepped down as a Director, due to constraints on his available time resulting from his other commitments.

In September and October respectively, the board appointed Mr. Gregory Lewis and Mr. Thomas Tesmer to the board, filling the positions vacated by Mr. Bragg and Mr. Lalach. Mr. Lewis and Mr. Tesmer both bring to the board 25+ years of experience and contacts in the payments industry.

As a result of these changes over the past 12 months, InstaPay now has a CEO and board that are more in line with a strategic direction in the payments industry.

The acquisition of Kryptosima was recorded during the first quarter 2003 at a purchase price of $1,681,000, based on 1,000,000 shares of InstaPay common stock valued at that quarter's average share price of $ 1.12, plus the assumption of $ 561,000 of Kryptosima's liabilities.

The audited financial statements of Kryptosima as of December 31, 2002 and for the years ended December 31, 2001 and 2002 follow.

                                   Kryptosima
                                  Balance Sheet

                                                              December 31,
                                                                  2002
                                                              ------------
Assets
     Cash                                                           16,500
                                                              ------------
       Total current assets                                         16,500

     Equipment, net of $3,473 accumulated depreciation              15,000
                                                              ------------

Total assets                                                        31,500
                                                              ============

Liabilites and Members' Equity
     Accounts payable and accrued expenses                         118,396
     Accounts payable, related parties                             453,700
                                                              ------------
       Total current liabilities                                   572,096

     Members' deficit                                             (540,596)
                                                              ------------

Total liabilities and members' deficit                              31,500
                                                              ============

                                   Kryptosima
                            Statements of Operations

                                           Year ended December 31,
                                       ------------------------------
                                            2002            2001
                                       ------------     ------------
Revenues                                     37,324           75,000
                                       ------------     ------------

Expenses
     Research and development               187,712          234,775
     General and administrative             230,639          446,372
                                       ------------     ------------
                                            418,351          681,147

Loss from operations                       (381,027)        (606,147)
                                       ------------     ------------

Other income (expense)
     Interest and other income                   --              390
     Interest expense                            --           (4,533)
                                       ------------     ------------
                                                 --           (4,143)
                                       ------------     ------------

Net loss                                   (381,027)        (610,290)
                                       ============     ============

                                   Kryptosima
                          Statements of Members' Equity

Balance, December 31, 2000                                   (112,149)
     Contributed services                                      10,841
     Cash contributed                                         344,000
     Net loss                                                (610,290)
                                                         ------------

Balance, December 31, 2001                                   (367,598)
     Cash contributed                                         208,029
     Net loss                                                (381,027)
                                                         ------------

Balance, December 31, 2002                                   (540,596)
                                                         ============

                                   Kryptosima
                            Statements of Cash Flows

                                                            Year ended December 31,
                                                          --------------------------
                                                            2002             2001
                                                          --------         --------
Cash flows from operating activities
     Net loss                                             (381,027)        (610,290)
     Adjustments
         Depreciation                                        3,003              469
         Contributed services                                   --           10,841
     Increase in accounts payable                           33,549           33,431
     Decrease in deferred revenue                               --          (10,000)
     Increase in accounts payable, related parties         122,176          190,524
                                                          --------         --------

         Net cash used in operating activities            (222,299)        (385,025)

Cash flows from investing activities
     Equipment purchases                                   (13,612)          (4,860)
                                                          --------         --------

         Net cash used in investing activities             (13,612)          (4,860)

Cash flows from financing activities
     Capital contributions                                 208,029          344,000
                                                          --------         --------

         Net cash provided by financing activities         208,029          344,000

Change in cash                                             (27,882)         (45,885)
Cash and equivalents, beginning of year                     44,382           90,267
                                                          --------         --------

Cash and equivalents, end of year                           16,500           44,382
                                                          ========         ========

Unaudited pro forma financial information

The unaudited pro forma condensed financial statements are presented as if the acquisition had occurred on January 1, 2001. Both InstaPay and Kryptosima have fiscal years ending December 31.

The following unaudited pro forma condensed financial statements have been derived by the application of pro forma adjustments to the historical financial statements of Instapay Inc. and Kryptosima LLC . In connection with the acquisition, Instapay paid $50,000, issued 1,000,000 shares of common stock valued at that quarter's average share price of $ 1.12, and assumed $ 561,000 of Kryptosima's liabilities. Instapay recorded goodwill of $1,712,000; the goodwill was immediately determined to be impaired.

The unaudited pro forma condensed financial statements as of December 31, 2002 presented give effect to the acquisition of Kryptosima as if it had occurred January 1, 2002. These pro forma statements should be read in conjunction with the historical financial statements of Kryptosima, included herein and of Instapay's financial statements contained in the 2002 Form 10-KSB and should not be considered indicative of actual results that would have been achieved had the acquisition been consummated on the date indicated, nor are they necessarily indicative of future results.

The unaudited pro forma condensed financial statements are based on currently available information and certain assumptions that management believes are appropriate. Management believes that the assumptions utilized provide a reasonable basis for presenting the significant effects of the acquisition and that the pro forma adjustments give appropriate effects of those assumptions and are properly applied in the unaudited pro forma condensed consolidated financial statements.

The unaudited pro forma consolidated financial statements exclude non-recurring items directly attributable to the acquisition and to any cost savings from anticipated efficiencies and synergies.

Unaudited Pro Forma Condensed Balance Sheet as of December 31, 2002

                                                                                                   Consolidated
                                                                                 Pro Forma           Pro Forma
                                          Instapay, Inc.    Kryptosima LLC       Adjustments       Balance Sheet
                                          --------------    --------------       -----------       -------------
Cash                                             646             16,500                                17,146
Fixed assets, net                                 --             15,000                                15,000
Other assets                                  51,000                 --            (50,000)(a)          1,000
                                            --------           --------           --------           --------
      Total assets                            51,646             31,500            (50,000)            33,146
                                            ========           ========           ========           ========

Current liabilities                           66,969            572,096            639,065
Equity                                       (15,323)          (540,596)           (50,000)(a)       (605,919)
                                            --------           --------           --------           --------
      Total liabilities and equity            51,646             31,500            (50,000)            33,146
                                            ========           ========           ========           ========

Instapay Inc.

Unuaudited Pro Forma Condensed Statement of Operations for the Year Ended Decmeber 31, 2002

                                                                                             Consolidated
                                                                                              Pro Forma
                                                                            Pro Forma        Statement of
                                    Instapay, Inc.      Kryptosima LLC      Adjustments       Operations
                                    --------------      --------------      -----------       ----------
Revenues                                      --              37,324                              37,324
Operating expenses                      (177,850)           (418,351)                           (596,201)
                                     -----------         -----------         -----------     -----------
      Net loss                          (177,850)           (381,027)                 --        (558,877)
                                     ===========         ===========         ===========     ===========

Net loss per share
      Basic and diluted              $     (0.01)        $     (0.38)                        $     (0.02)
                                     ===========         ===========                         ===========

Weighted average shares/units
      outstanding                     22,821,443           1,000,000                          23,821,443
                                     ===========         ===========                         ===========

(a) The $50,000 deposit was used in the acqusition

NOTE IV - RELATED PARTY TRANSACTIONS

During the quarter and nine months ended September 30, 2003, InstaPay accrued $31,500 and $98,000, respectively, based on a board approved payment of $5,000 per director per quarter served, and a $250 fee plus reasonable travel expenses for each board meeting attended. The directors' quarterly fees are to be paid by the issuance of restricted shares of InstaPay's common stock at the respective quarter's average trading price per share. The $250 fee per board meeting and travel expenses are to be paid in cash. Additionally, each Director will be issued at the end of each year of service non-statutory stock options exercisable at the fair value of the common stock. The currently contemplated number of such options to be issued annually is derived by dividing $25,000 by the fair value of one share of the underlying common stock at the time of grant.

During the quarter ended September 30, 2003, 2,944,000 shares of InstaPay's common stock were returned by several directors for cancellation. These shares were returned voluntarily and without compensation. These cancellations were recorded as a reduction in the outstanding common stock at their par value of $.001 per share and a corresponding contribution to capital.

NOTE V - CONSULTING/EMPLOYMENT AGREEMENT

On August 25, 2003, InstaPay entered into a consulting/employment agreement with Mr. Harry Hargens, President & CEO of the Company. This agreement provides for monthly payments to Mr. Hargens of $10,000 for an initial term of one year and, thereafter, automatic yearly renewals unless either party gives the other a 60 day written notice of the intent not to renew. In addition to the monthly base compensation, beginning in 2004, Mr. Hargens shall be paid a quarterly bonus within 15 days of the end of each quarter. The bonus amount will be based upon InstaPay's transaction processing revenues for each quarter calculated at 0.25% of total revenue, plus 1% of revenues exceeding the "bonus goal" for each quarter which are set at $80,000, $150,000, $270,000, and $400,000 for the
first, second, third, and fourth quarters of 2004, respectively.

The agreement also calls for a signing bonus for Mr. Hargens whereby InstaPay grants to him options to acquire 200,000 shares of common stock at $1.50 per share. These options are fully vested immediately and are exercisable at any time and any quantities but shall expire if not exercised within three years of the date of this agreement.

NOTE VI - COMMITMENTS AND CONTINGENCIES

InstaPay has filed suit against a former director for failure to return 400,000 shares of common stock under a previous agreement. Management believes this suit will not adversely affect the company.

During September 2003, InstaPay entered into a business lease agreement with HP Financial Services for various computer equipment. The lease commencement was subject to delivery and acceptance of the equipment which occurred in early October 2003. The terms of the lease require a monthly payment of $749 over 48 months with an option to purchase the equipment at the end of the lease for $1. This transaction will be accounted for as a capitalized lease during the fourth quarter 2003.

NOTE VII - SUBSEQUENT EVENTS

On October 6, 2003, Instapay executed a settlement agreement and mutual release with a shareholder who extended loans to InstaPay over the past year in the principal amount of $317,400. The shareholder has voluntarily agreed to forgive the loan and all accrued interest thereon without compensation. InstaPay will account for this forgiveness as a contribution to capital during the fourth quarter of 2003.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

InstaPay Systems, Inc. (InstaPay) has effectively been a development stage enterprise since its inception in 1983. InstaPay has not generated any revenue during 2003 and 2002.

During the quarter ended September 30, 2003, InstaPay continued to focus its efforts on developing the Kryptosima business opportunity. Several major milestones were achieved during the quarter. Early in July, Kryptosima completed its certification with the AFFN EFT Network and announced its first two customers, and then on July 18, 2003, the payENKRYPT service went into production and ATM Card purchases were performed at both customers' web sites.

InstaPay believes payENKRYPT is the first and so far only service approved & in production that enables web merchants to accept ATM Card payments. InstaPay charges merchants a fee per transaction for the service. Because ATM card payments offer merchants lower fees and less risk than credit card transactions, the company is optimistic that the service will be marketed successfully to a broad range of eCommerce merchants, including target markets such as on-line brokerages that can not accept credit cards and therefore have no other method for on-line real-time payments. Other target markets include airlines, and upscale retailers selling online, and companies issuing prepaid cards that could be reloaded online.

In addition to soliciting customers for the service, Kryptosima will continue to solicit other ATM networks to participate. However, since 77 million ATM cards participate in AFFN, being in production with this one network alone provides a sufficient consumer base to make the service viable and attractive to merchants. (AFFN participant banks are listed at www.affn.org).

During the three and nine month periods ended September 30, 2003, Instapay's operating activity consisted of expenses related to the continued development of InstaPay's payENKRYPT service and certain legal, accounting, and administrative activities. During the three and nine month periods ended September 30, 2002, Instapay's operations consisted of expenses related to legal, accounting, and administrative activities.

During the three months ended September 30, 2003, the expenses of $184,966 represent an increase of 466% over the expenses of $32,671 for the three months ended September 30, 2002. This increase is due primarily to the acquisition of Kryptosima and its ongoing operating expenses as well as continuing, legal, accounting, and administrative expenses.

During the nine months ended September 30, 2003, the expenses of $675,585 represent an increase of 641% over the expenses of $91,190 for the nine months ended September 30, 2002. This increase is due primarily to the ongoing operational expenses of the Kryptosima acquisition and continuing legal, accounting, and administrative expenses.

For the nine months ended September 30, 2003, the impairment loss of $1,712,000 was recorded due to the write-down of the post-acquisition value of the Kryptosima assets acquired.

                             INSTAPAY SYSTEMS, INC.
                               SEPTEMBER 30, 2003

ITEM 2 - MANAGEMENT'S' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

Liquidity: As InstaPay introduces its payENKRYPT service, it is anticipated that additional working capital will be required to fund operations until breakeven is reached. InstaPay's officers and directors are pursuing various avenues to raise capital and are optimistic that capital can be raised under acceptable terms, but there can be no assurance as to when or if capital will be raised or under what terms.

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

This form 10-QSB includes, without limitation, certain statements containing words such as "believes", "anticipates", "estimates", which constitute "forward-looking statements" within the meaning of the private securities litigation reform act of 1995. This act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The company's actual results may differ significantly from management's expectations.

                             INSTAPAY SYSTEMS, INC.
                               SEPTEMBER 30, 2003

PART II - Other Information

ITEM 6 - Exhibits and Reports on Form 8-K

On July 17, 2003, a Form 8-K was filed indicating that four current directors and one former director had agreed to voluntarily return, without compensation, 3,344,000 shares previously received as compensation.

On September 16, 2003, a Form 8-K was filed indicating that: 1) The board had agreed to reduce director compensation retroactive to January 1, 2004, to $5,000 per quarter to be paid in restricted shares, and $250 per meeting attended plus reasonable travel expenses to be paid in cash; 2) The company was changing its address of record to Hampton, Ga.; 3) That Mr. Gregory Lewis had been named to the board, effective immediately, to replace Mr. Robert Bragg who previously stepped down.


31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                          ***SIGNATURE PAGE FOLLOWS***

                             INSTAPAY SYSTEMS, INC.
                               SEPTEMBER 30, 2003






                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorize InstaPay Systems Inc.REGISTRANT

By: /s/
         ---------------------------------
         Harry Hargens, President

By: /s/
         ---------------------------------
         Aubrye A. Harris, Director

By:/s/
         ---------------------------------
         Frank De Santis, Director

By:/s/
         ---------------------------------
         Song Liping, Director

By:/s/
         ---------------------------------
         R. B. Harris, Director

By:/s/
         ---------------------------------
         Gregory Lewis, Director

By:/s/
         ---------------------------------
         Thomas Tesmer, Director

Dated:   November 14, 2003