Form 10QSB/A
period 2003-09-30
INSTAPAY SYSTEMS INC
filed 2003-11-24
CIK 846494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


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


     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


     On November 3, 2003, there were 27,829,812 shares of Common Stock outstanding.

                             INSTAPAY SYSTEMS, INC.


                                      INDEX


PART I - Financial Information


         Item 1- Financial Statements                                                   Page No.
                                                                                        -------
         Unaudited Consolidated Condensed Balance Sheet as of
                September 30, 2003                                                          3

         Unaudited Consolidated Condensed Statements of Operations for the
            Quarters Ended September 30, 2003 and 2002                                      4

         Unaudited Consolidated Condensed Statements of Operations for the Nine
            Months Ended September 30, 2003 and 2002 and the Cumulative Period
            From December 7, 1983 (inception) through September 30, 2003                    5

         Unaudited Consolidated Condensed Statements of Cash Flows for the
            Nine Months Ended September 30, 2003 and 2002 and the Cumulative
                Period From December 7, 1983 (inception) through September 30, 2003         6

         Notes to the Unaudited Consolidated Condensed Financial Statements                 7

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                            20

         Item 3 - Controls and Procedures                                                  21

PART II - Other Information

         Item 6 - Exhibits and reports on form 8-k                                         22

         Signatures                                                                        23

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)


                      CONSOLIDATED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2003

                                     ASSETS

Current assets
        Cash                                                        $     7,845
                                                                    -----------
         Total current assets                                             7,845

Equipment, net                                                           12,750
Other assets                                                              1,000
                                                                    -----------
Total assets                                                        $    21,595
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities
        Accounts payable, related parties                           $   617,700
        Accounts payable and accrued liabilities                        100,603
        Note payable, shareholder                                       317,400
                                                                    -----------
            Total current liabilities                                 1,035,703
                                                                    -----------

Stockholders' deficit

Common stock, $.001 par value, 200,000,000
  shares authorized, 27,829,812 issued and outstanding                   27,830
Additional paid-in-capital                                            3,137,986
Deficit accumulated during the development stage                     (4,179,924)
                                                                    -----------
           Total stockholders' deficit                               (1,014,108)
                                                                    -----------
Total liabilities and stockholders' deficit                         $    21,595
                                                                    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)


                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002


                                                     2003              2002
                                                 ------------      ------------

Revenues                                         $          0      $          0

Expenses                                              184,966            32,671
                                                 ------------      ------------

Net loss                                         $   (184,966)     $    (32,671)
                                                 ============      ============

Net loss per share, basic and diluted            $       (.01)     $       (-0-)
                                                 ============      ============

Weighted average number of
  shares outstanding                               27,829,812        22,051,012
                                                 ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND THE
           CUMULATIVE PERIOD FROM DECEMBER 7, 1983 (INCEPTION) THROUGH
                               SEPTEMBER 30, 2003



                                                                   12/07/1983 (Inception)
                                           2003            2002      Through 09/30/2003
                                        ------------    ------------    ------------
Revenues                                $          0    $          0    $    261,023


Expenses                                     675,585          91,190       2,728,947

Impairment loss                            1,712,000             -0-       1,712,000
                                        ------------    ------------    ------------

Net loss                                $ (2,387,585)   $    (91,190)   $ (4,179,924)
                                        ============    ============    ============


Net loss per share, basic and diluted   $       (.08)   $       (-0-)
                                        ============    ============

Weighted average number of
shares outstanding                        29,642,501      21,293,502
                                        ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)


   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND THE CUMULATIVE PERIOD FROM DECEMBER 7, 1983
                     (INCEPTION) THROUGH SEPTEMBER 30, 2003

                                                                                 12/07/1983 (Inception)
                                                     2003               2002       Through  09/30/2003
                                                  -----------       -----------       -----------
Cash Flows from Operating Activities
        Net Loss                                  $(2,387,585)      $   (91,190)      $(4,179,924)
         Non-Cash Items
           Impairment loss                          1,712,000                 0         1,712,000
           Depreciation and amortization                2,250                 0           516,006
               Increase in accounts payable
                 and accrued liabilities              143,334            48,405           157,303
               Increase in other assets                     0            (1,000)                0
               Stock issued for services and
                  payment of expenses                 268,800            44,000         1,173,875
               Granting options to board                    0                 0            50,000
               Debt forgiveness                             0                 0          (250,156)
               Write-down of assets                         0                 0           539,895
                                                  -----------       -----------       -----------
            Net cash provided by (used by)
                operating activities                 (261,201)              215          (281,001)
                                                  -----------       -----------       -----------
Cash Flows from Investing Activities
         Cash acquired in acquisition                   4,000                 0             4,000
             Investment in technology                       0                 0           (50,000)
                                                  -----------       -----------       -----------
                                                        4,000                 0           (46,000)
                                                  -----------       -----------       -----------
Cash Flows from Financing Activities
         Proceeds from borrowings                     264,400                 0           317,400
         Shareholder contributions                          0                 0             9,500
         Issuance of stock                                  0                 0             7,946
                                                  -----------       -----------       -----------
                                                      264,400                 0           334,846
                                                  -----------       -----------       -----------

Increase in Cash and Cash Equivalents                   7,199               215             7,845
Balance, Beginning of Period                              646                 0                 0
                                                  -----------       -----------       -----------
Balance, End of Period                            $     7,845       $       215       $     7,845
                                                  ===========       ===========       ===========
Supplemental Cash Flow Information
 Non-cash investing and financing activities
   Acquisition of Kryptosima for stock and
                 assumption of liabilities:       $ 1,681,000                 0       $ 1,681,000
                                                  ===========       ===========       ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO CONSOLIDATED CONDENSED
                     SEPTEMBER 30, 2003 FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

NOTE II - GOING CONCERN

InstaPay's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Instapay, since its inception, has sustained continued losses and its liabilities significantly exceed its assets.. Currently, InstaPay does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. InstaPay does not currently posses a financial institution source of financing and cannot be certain that its existing sources of cash will be adequate to meets its liquidity requirements. There are no assurances that InstaPay will be successful in any of its endeavors or will become financially viable.

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

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO CONSOLIDATED CONDENSED
                     SEPTEMBER 30, 2003 FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO CONSOLIDATED CONDENSED
                     SEPTEMBER 30, 2003 FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO CONSOLIDATED CONDENSED
                     SEPTEMBER 30, 2003 FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO CONSOLIDATED CONDENSED
                     SEPTEMBER 30, 2003 FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

The audited financial statements of Kryptosima as of December 31, 2002 and for the years ended December 31, 2001 and 2002 follow. From January 1, 2003 the accounts of Kryptosima have been included in the consolidated financial statements of Instapay.

     To the Board of Directors and Members
     of Kryptosima LLC

     We have audited the accompanying balance sheet of Kryptosima LLC (a Georgia limited liability company) as of December 31, 2002, and the related statements of operations, members' deficit and cash flows for the years ended December 31, 2001 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the Unites States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO CONSOLIDATED CONDENSED
                     SEPTEMBER 30, 2003 FINANCIAL STATEMENTS
                                   (UNAUDITED)


     In our opinion, the financial statement referred to above present fairly, in all material respects the financial position of Kryptosima LLC as of December 31, 2002 and the results operations and cash flows for the years ended December 31, 2001 and 2002 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred net losses of $541,000 and $610,000 in the 2002 and 2001, respectively. As of December 31, 2002, the Company had a working capital deficit of $556,000. These issues raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /s/ Cacciamatta Accountancy Corporation

     Irvine, California
     November 19, 2003

                                 Kryptosima LLC
                                  Balance Sheet

                                                                    December 31,
                                                                           2002
                                                                      ---------
Assets
     Cash                                                             $  16,500
                                                                      ---------
       Total current assets                                              16,500

     Equipment, net of $3,473 accumulated depreciation                   15,000
                                                                      ---------

Total assets                                                          $  31,500
                                                                      =========

Liabilites and Members' Deficit
     Accounts payable and accrued expenses                            $ 118,396
     Accounts payable, related parties                                  453,700
                                                                      ---------
       Total current liabilities                                        572,096

Members' deficit                                                       (540,596)
                                                                      ---------

Total liabilities and members' deficit                                $  31,500
                                                                      =========

   The accompanying notes and Auditors' Report are an integral part of these financial statements

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO CONSOLIDATED CONDENSED
                     SEPTEMBER 30, 2003 FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                 Kryptosima LLC
                            Statements of Operations

                                                   Year ended December 31,
                                              ----------------------------------
                                                   2002              2001
                                              ----------------  ----------------

Revenues                                             $ 37,324          $ 75,000
                                              ----------------  ----------------

Expenses
     Research and development                         338,512           286,397
     General and administrative                       240,471           394,750
                                              ----------------  ----------------
                                                      578,983           681,147

Loss from operations                                 (541,659)         (606,147)
                                              ----------------  ----------------

Other income (expense)
     Interest and other income                              -               390
     Interest expense                                       -            (4,533)
                                              ----------------  ----------------
                                                            -            (4,143)
                                              ----------------  ----------------

Net loss                                           $ (541,659)       $ (610,290)
                                              ================  ================

   The accompanying notes and Auditors' Report are an integral part of these financial statements


                                   Kryptosima
                          Statements of Members' Equity

Balance, December 31, 2000                             (112,149)
     Contributed services                                10,841
     Cash contributed                                   344,000
     Net loss                                          (610,290)
                                                ----------------

Balance, December 31, 2001                             (367,598)
     Contributed services                               160,632
     Cash contributed                                   208,029
     Net loss                                          (541,659)
                                                ----------------

Balance, December 31, 2002                             (540,596)
                                                ================

   The accompanying notes and Auditors' Report are an integral part of these financial statements

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO CONSOLIDATED CONDENSED
                     SEPTEMBER 30, 2003 FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                 Kryptosima LLC
                            Statements of Cash Flows

                                                               Year ended December 31,
                                                         ---------------------------------
                                                              2002              2001
                                                         ---------------   ---------------

Cash flows from operating activities
     Net loss                                                $ (541,659)       $ (610,290)
     Adjustments
         Depreciation                                             3,003               469
         Contributed services                                   160,632            10,841
     Increase in accounts payable                                33,549            33,431
     Decrease in deferred revenue                                     -           (10,000)
     Increase in accounts payable, related parties              122,176           190,524
                                                         ---------------   ---------------
                                                                            .
         Net cash used in operating activities                 (222,299)         (385,025)

Cash flows from investing activities
     Equipment purchases                                        (13,612)           (4,860)
                                                         ---------------   ---------------

         Net cash used in investing activities                  (13,612)           (4,860)

Cash flows from financing activities
     Capital contributions                                      208,029           344,000
                                                         ---------------   ---------------

         Net cash provided by financing activities              208,029           344,000

Change in cash                                                  (27,882)          (45,885)
Cash and equivalents, beginning of year                          44,382            90,267
                                                         ---------------   ---------------

Cash and equivalents, end of year                              $ 16,500          $ 44,382
                                                         ===============   ===============

No interest or taxes were paid.


   The accompanying notes and Auditors' Report are an integral part of these financial statements

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO CONSOLIDATED CONDENSED
                     SEPTEMBER 30, 2003 FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                 Kryptosima LLC
                          Notes to Financial Statements

     Note A - Nature of Business

     Kryptosima (formerly SafeTPay.com) was formed in the state of Georgia on January 13, 2000, in accordance with the provisions of the Georgia Limited Liability Company Act. Kryptosima is in the business of developing and providing a payment service for use on the Internet. The Company has operated as a development stage enterprise since its inception by devoting substantially all of its effort to research and development, marketing and raising capital to support these efforts. Effective March 28, 2001, the Company changed its name from SafeTPay.com to Kryptosima LLC.

     Note B - Summary of Significant Accounting Policies

     Management estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and equivalents: The company considers all highly liquid investments with maturity dates of three months or less to be cash equivalents.

     Equipment: Equipment is stated at cost. Depreciation is computed over the useful life of the assets using accelerated depreciation methods. Maintenance and repairs are expensed as incurred.

     Software development costs: In accordance with FASB Statement 86, software development costs have been expensed as incurred due to the fact that technological feasibility has not been formally established and the software was not available for general release to customers. Once feasibility is established, these costs will be capitalized and amortized over the estimated economic life of the product beginning in the period of the product's general release to the public.

     Income Taxes: During 2001, the Company was taxed as a partnership for income tax purposes; therefore the income tax obligations and benefits were passed through to the individual members and no provision for income taxes is included in the accompanying financial statements. Effective June 1, 2002, the Company has elected to be taxed as a regular corporation.

     Note C - Related Party Transactions

     The Company's founding members provided product development, marketing, and general consulting services to the Company during 2002 and 2001. Those consulting fees were approximately $276,000 and $506,000 during the years ended December 31, 2002 and 2001, respectively.

     Note D - Members' Capital

     Through December 31, 2002, membership units issued and outstanding totaled 5,199,164. Kryptosima received cash of $201,000 in 2002 and $344,000 in 2001 at a price of $0.754 per unit. Legal, marketing, and other business services received were paid by issuing membership units at a price of $0.754 to $1 per unit; those services totaled $160,632 in 2002 and $10,841 in 2001.

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO CONSOLIDATED CONDENSED
                     SEPTEMBER 30, 2003 FINANCIAL STATEMENTS
                                   (UNAUDITED)



     Note E - Subsequent Event

     In January 2003, the Company signed an agreement to be acquired by InstaPay Systems, Inc. The agreement provided for acquisition of 100% of the outstanding membership units in exchange for 1,000,000 shares of InstaPay's common stock allocated ratably among the members.

Unaudited pro forma financial information

The unaudited pro forma condensed financial statements are presented as if the acquisition had occurred on January 1, 2002. Both InstaPay and Kryptosima have fiscal years ending December 31.

The following unaudited pro forma condensed financial statements have been derived by the application of pro forma adjustments to the historical financial statements of InstaPay Inc. and Kryptosima LLC. In connection with the acquisition, InstaPay paid $50,000, issued 1,000,000 shares of common stock valued at that quarter's average share price of $ 1.12, and assumed $ 561,000 of Kryptosima's liabilities. InstaPay recorded goodwill of $1,712,000; the goodwill was immediately determined to be impaired.

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

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO CONSOLIDATED CONDENSED
                     SEPTEMBER 30, 2003 FINANCIAL STATEMENTS
                                   (UNAUDITED)

Unaudited Pro Forma Condensed Balance Sheet as of December 31, 2002

                                                                            Pro Forma             Pro Forma
                                     Instapay, Inc.   Kryptosima LLC       Adjustments          Balance Sheet
                                     --------------   --------------       -----------          -------------
Cash                                  $     646          $  16,500                                $  17,146
Fixed assets, net                            --             15,000                                   15,000
Other assets                             51,000                 --            (50,000)(a)             1,000
                                      ---------          ---------          ---------             ---------
      Total assets                    $  51,646          $  31,500          $ (50,000)            $  33,146
                                      =========          =========          =========             =========

Current liabilities                   $  66,969          $ 572,096                                $ 639,065
Equity                                  (15,323)          (540,596)           (50,000)(a)          (605,919)
                                      ---------          ---------          ---------             ---------
 Total liabilities and equity         $  51,646          $  31,500          $ (50,000)            $  33,146
                                      =========          =========          =========             =========



Unuaudited Pro Forma Condensed Statement of Operations for the Year Ended December 31, 2002

                                                                                                         Pro Forma
                                                                                   Pro Forma            Statement of
                                     Instapay, Inc.        Kryptosima LLC         Adjustments            Operations
                                      ------------          ------------          ------------          ------------
Revenues                              $         --          $     37,324                                $     37,324
Operating expenses                        (177,850)             (418,351)                                   (596,201)
                                      ------------          ------------          ------------          ------------
      Net loss                        $   (177,850)         $   (381,027)         $         --          $   (558,877)
                                      ============          ============          ============          ============

Net loss per share
      Basic and diluted               $      (0.01)                                                     $      (0.02)
                                      ============                                                      ============

Weighted average shares/units
      outstanding                       22,821,443                                    1,000,000(b)        23,821,443
                                      ============                                 ============         ============


(a) The $50,000 deposit was used in the acqusition

(b) Shares of InstaPay common stock issued for the purchase of Kryptosima

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO CONSOLIDATED CONDENSED
                     SEPTEMBER 30, 2003 FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO CONSOLIDATED CONDENSED
                     SEPTEMBER 30, 2003 FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE VII - SUBSEQUENT EVENT

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

                             INSTAPAY SYSTEMS, INC.
                               SEPTEMBER 30, 2003


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

Item 3 - CONTROLS AND PROCEDURES

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

2.1 Acquisition Agreement

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

32.1 Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





                          ***SIGNATURE PAGE FOLLOWS***

                             INSTAPAY SYSTEMS, INC.
                               SEPTEMBER 30, 2003


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorize InstaPay Systems Inc.REGISTRANT

By: /S/ Harry Hargens
    --------------------------------------------------
    Harry Hargens, President

By: /S/ Aubrye A. Harris
    -------------------------------------------------
    Aubrye A. Harris, Director

By: /S/ Frank De Santis
    --------------------------------------------------
    Frank De Santis, Director

By: /S/ Song Liping
    --------------------------------------------------
    Song Liping, Director

By: /S/ R. B. Harris
    --------------------------------------------------
    R. B. Harris, Director

By: /S/ Gregory Lewis
    --------------------------------------------------
    Gregory Lewis, Director

By: /S/ Thomas Tesmer
    --------------------------------------------------
    Thomas Tesmer, Director


Dated: November 14, 2003