Form 10KSB
period 2003-12-31
INSTAPAY SYSTEMS INC
filed 2004-04-28
CIK 846494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934

                   For the fiscal year ended December 31, 2003

[ ] transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

                       For the transition period from to .

                         Commission File Number: 0-17462

                             INSTAPAY SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

         UTAH                                             87-0404991
(State of Incorporation)                       (IRS Employer Identification No.)

                 98 Shoreline Way Hampton, GA 30228 770-471-4944
          (Address and telephone number of principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X   NO
                                                              ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year.      $ 15,622        .
                                                         ---------------------

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 16, 2004 was $ 25,566,933. The number of shares of Common Stock, $.001 par value, outstanding at April 16, 2004 was 29,583,590.

                                TABLE OF CONTENTS


                                                                                                           Page
                                                                                                           ----
                                                                PART I

ITEM 1.       DESCRIPTION OF BUSINESS.......................................................................  3
ITEM 2.       DESCRIPTION OF PROPERTY.......................................................................  7
ITEM 3.       LEGAL PROCEEDINGS.............................................................................  8
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................  8

                                                                PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......................................  8
ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....................................  9
ITEM 7.       FINANCIAL STATEMENTS.......................................................................... 15
ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......... 39

ITEM 8A  CONTROLS AND PROCEDURES............................................................................ 39

                                                               PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
              THE EXCHANGE ACT. ............................................................................ 40
ITEM 10.      EXECUTIVE COMPENSATION........................................................................ 41
ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................ 42
ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................ 43
ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.............................................................. 44

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES........................................................ 44

                                     PART I
                                     ------


Item 1.       Description of Business

HISTORICAL BACKGROUND

Prior to initiating its entry into the transaction processing business in 2003, InstaPay Systems, Inc. and Subsidiary ("InstaPay") went through several name changes and pursued several business plans. During these years it remained a developmental stage company, and generated no revenues.

InstaPay incorporated in the State of Utah in 1983 as Cotton Tree, Inc. In 1985, it acquired, in a stock-for-stock acquisition, MEDEX, Inc. and changed its name to Roedeinger Medical Systems, Inc. In 1988, Roedeinger Medical Systems sold its line of medical products to a third party company, and it acquired, on a stock-for-stock basis, Filmagic, Inc. and changed its name to Filmagic Entertainment Corporation. Filmagic acquired approximately 1,000 half-hour films, and planned to develop a business as a film distribution and sales agency. This effort was not successful, and the Company entered a period during which it had no active employees, and the officers and directors handled all filings and business matters. The officers and directors focused their efforts on the search for potential candidates for mergers, acquisitions and potential sources of capital.

During 2002, the Board of Directors determined that the Company should redirect itself to pursue the payment processing industry. During 2002, to implement this new direction, the Company; (i) retained a new President & CEO, Mr. Robert Bragg, to help implement this new direction; (ii) entered into negotiations to become a sales agent for Kryptosima, a payment processing Company; (iii) changed its name to InstaPay; (iv) increased the authorized shares to 200,000,000 of common stock; and (v) completed a 2 for 1 split of the Company's stock. In November 2002 an agreement was signed giving InstaPay semi-exclusive rights to act as a reseller of Kryptosima's services.


THE COMPANY TODAY

Acquisition of Kryptosima

In January of 2003, the Company was offered the opportunity to acquire Kryptosima. The board determined that owning Kryptosima was preferable to the agreement reached late in 2002 to be a sales agent for Kryptosima, and in January 2003 an agreement was executed for InstaPay to acquire Kryptosima in a stock-for-stock swap.

Pursuit of the Kryptosima business opportunity became the Company's sole focus as of the signing of the acquisition agreement in January 2003. All reports since then have presented consolidated financial information including Kryptosima. Kryptosima has valuable relationships and contracts within the payment industry. To preserve these assets, the Kryptosima entity was kept intact, and operates as a wholly-owned subsidiary of InstaPay.

Mr. Harry Hargens, President of Kryptosima and one of its founders, also became President of InstaPay upon the signing of the acquisition agreement in January. Mr. Hargens holds degrees in engineering and marketing, and brings to the Company over 20 years of senior management experience in the payments industry. Post-merger, Mr. Hargens is not a controlling shareholder.

The Kryptosima Business Opportunity

Kryptosima has developed the first payment gateway service that enables Internet merchants to accept ATM card transactions. ATM Card transactions are also known as "PIN Debit" transactions, because consumers must enter their PIN number to use their ATM card. PIN debit transactions are preferred by merchants, because merchants pay lower fees for PIN debit transactions than they do for Visa/MasterCard transactions.

Kryptosima's gateway service, named payENKRYPT(TM), is marketed to Internet merchants as an alternative to credit card acceptance. When merchants accept credit card payments, they pay fees calculated as a percentage of the transaction amount (the "discount rate"). This rate varies depending upon the merchant size, years in business, etc. Internet merchants are considered high risk and therefore pay a higher discount rate, typically 2% or more. Internet merchants also bear a greater risk of fraud. The anonymous nature of the Internet makes it easier for criminals to use stolen cards to order goods and services, and credit card systems put the brunt of the risk for fraudulent transactions on the Internet merchant. In some cases this may raise their effective cost of credit card payments to 3~4% or more, which is much higher than the discount rates paid by brick-and-mortar merchants (typically 1.5~2%). Therefore Internet merchants are eager to identify alternative payment methods with lower fees and less risk, such as payENKRYPT.

There are also certain types of "merchants" (e.g. online brokerages) for whom credit card payments are inappropriate or prohibited. These represent untapped eCommerce markets that payENKRYPT can be marketed to.

Kryptosima's technology utilizes a unique platform developed in-house, which is capable of providing secure payment transaction services for the entire Internet eCommerce market. The Company holds one patent for the processes used by the system, and another is pending.

Kryptosima's marketing strategy calls for a small sales force to call directly on large Internet merchants, and work with marketing partners and resellers to reach smaller merchants. This leveraged sales strategy should enable the Company to grow while minimizing sales costs.

The eCommerce market is large and growing, therefore the Company is targeted on a growth industry. Various industry statistics and estimates put Internet commerce at roughly $100 Billion in 2003, and continuing to grow at double-digit rates.

Kryptosima background prior to the acquisition

Kryptosima was founded in 2000 by experienced senior managers from the payments processing industry. This group set out to develop superior payment methods for Internet transactions. They chose to focus on enabling Internet merchants to accept ATM Card payments, just as brick-and-mortar merchants do today.

Kryptosima began the development of technology and business relationships necessary for its payENKRYPT(TM) service in 2000. During 2002, Kryptosima felt it was nearing the point when its service would be marketable, but since the business development process was taking longer than expected, new sources of capital were required to continue. This was a difficult economic period for raising private capital, which led to Kryptosima being receptive to an acquisition by InstaPay.

Additional market background

Consumers have used ATM cards, also known as debit cards, to make purchases in retail locations for over 20 years. Debit card usage has proven extremely popular and continues to grow quickly. Contrary to misperceptions held by some, debit cards are not used only by "credit challenged" consumers. Over the past 10 years, many US banks added Visa or MasterCard logos to their ATM cards, making them functional as Visa/MC debit cards as well as ATM debit Cards. Today, more than 50% of Visa transaction volume comes from Visa debit cards, outnumbering Visa credit card volume. This demonstrates the extent to which consumers in all walks of life have embraced the use of debit cards.

When an ATM card also has a Visa/MC logo, the card can be used with or without a PIN number when making purchases. The method used makes little difference to the consumer, but a significant difference to the merchant.

If the consumer presses the "credit" button when making a payment, they are not asked for a PIN, and the transaction is processed via Visa/MC. In this case the merchant pays a discount rate, just as they do when accepting a Visa/MC credit card.

If the consumer presses the "debit" button, they are asked to enter their PIN, and the transaction is processed via an ATM network such as STAR, NYCE or Pulse. In this case, the merchant typically pays a small fixed fee, regardless of the amount of the purchase.

Because the ATM card transaction can be much less expensive for them, merchants want consumers to make as many transactions as possible as ATM Card transactions. In recent years Wal-Mart led a class action suit against Visa and MasterCard, demanding rule changes that would allow merchants to require customers to enter their PIN. In the summer of 2003 both Visa and MasterCard settled this suit out of court, giving merchants a broad victory. As of January 2004, when consumers present a Visa/MC debit card, merchants have the right to decline or to accept it as a Visa/MC and require consumers to enter their PIN. Wal-Mart has already announced that they will require consumers to enter their PIN when they present MasterCard debit cards, so they are processed as ATM card transactions. InstaPay/Kryptosima's payENKRYPT is the first and so far only service the Company has knowledge of that can enable Internet merchants to pursue this same strategy.

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

Risks

As with any new business product or concept, InstaPay's pursuit of the Kryptosima opportunity has risks. Among these risks are:

The first ATM Network to give Kryptosima permission to go into production is Armed Forces Financial Network (AFFN). AFFN has broad bank membership, so their participation enables 80 million ATM Cards in the USA for use with Kryptosima's payENKRYPT service. This broad card base makes payENKRYPT a viable product. Kryptosima expects other networks to approve payENKRYPT in the future, which will further enhance the payENKRYPT product offering from the perspective of Kryptosima's customers (merchants) by further broadening the card base. If this does not happen, it may hinder Kryptosima's marketing efforts to solicit merchants to use payENKRYPT, or weaken Kryptosima's position in price negotiations with merchants, thereby negatively affecting gross margins.

In its daily operation of payENKRYPT, Kryptosima relies upon services from large vendors such as eFunds (NYSE: EFDS) and Bank of America (NYSE: BAC), as well as smaller vendors who manufacture PIN pads to Kryptosima's specifications. Kryptosima believes these vendors to be reliable; however, any service interruption on the part of a vendor could cause a service interruption for payENKRYPT, thereby potentially harming short-term revenues and long-term customer relationships.

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

Management Changes following the acquisition

In January 2003, after conclusion of the agreement for InstaPay to acquire Kryptosima, Mr. Hargens became President of InstaPay, a position previously held by Mr. Bragg. Mr. Bragg remained CEO.

In March 2003, Mr. Bragg stepped down as CEO due to health reasons, but remained a Director. Mr. Hargens assumed the CEO position.

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

Accounting for the acquisition of Kryptosima

Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" sets forth standards for reporting business combinations (mergers). In accordance with SFAS141, management had to make various determinations regarding the reporting of the transaction.

Determining the Acquiring Entity: Paragraph 15 of SFAS141 requires the identification of the acquiring entity. Paragraphs 16~19 set forth criteria for making this determination, such as which entity distributes assets or incurs liabilities, which entity is larger, which entity's retained the larger portion of the voting rights in the combined entity, which entity's governing body dominated the combined entity, and which entity's senior management dominated the combined entity. Of these criteria, all but one (size of entity) indicated that InstaPay was the acquirer. On balance, management concluded that InstaPay was the acquiring entity.

Determining the date of the acquisition: Paragraph 48 of SFAS141 sets forth criteria for determining when an acquisition takes place. In examining the circumstances of this combination, management determined that January 12, 2003, the date of the acquisition agreement, was the effective date of the combination as defined by paragraph 48, because "effective control of the acquired entity...transferred to the acquiring entity on that date". This was evidenced by the fact that Kryptosima management began reporting to InstaPay's board on that date, and InstaPay began paying amounts due to Kryptosima vendors in response to check requests that Kryptosima management submitted to InstaPay's CEO and Chairman for approval.

Determining the Cost of the acquired entity: The Company acquired Kryptosima for 1,000,000 shares of the Company's common stock, and 500,000 options for common stock exercisable at $1.50. At the time of the acquisition, the Company's shares had recently traded at $1.55 per share. However, since the shares had traded for less than 90 days, and trading volume was light, it seemed inappropriate to use this share price in determining the acquisition cost. Since the Company had no operations and enterprise value prior to the acquisition, the value of the 1,000,000 shares of common stocks and 500,000 options for restricted shares issued for the acquisition of Kryptosima are valued at zero. The acquisition cost is limited to the amount of the $19,000 of assets purchased and the $561,000 of liabilities assumed.

Allocating the acquisition cost to assets acquired and liabilities assumed:
Paragraphs 36~38 of SFAS141 provide guidance for allocating acquisition cost. Since the assets acquired were primarily intangible in nature (software, pending patents, trademarks, and goodwill), the guidance of 37(e) and its reference to paragraph 39 apply.

Software: In management's opinion the software acquired can be treated as an asset for two reasons set forth in paragraph 39. First, software can be recognized as an independent asset because of "contractual and other legal rights". This criteria is met as a result of Kryptosima having customer agreements expected to generate revenue from services provided by this software. Second, software can be recognized as an independent asset because it is "separable...capable of being separated...from the acquired entity and sold, transferred, licensed, rented, or exchanged...regardless of whether there is an intent to do so". This criteria is met because there is an established market for software packages such as this.

After allocation of the purchase price, the software will be valued at $542,000

Liabilities: InstaPay assumed liabilities of $561,000 in the combination. These were on the acquired entity's books for amounts at fair value due to various vendors and employees.

The acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as set out below:

                  Cash                                       $     4,000
                  Equipment                                       15,000
                  Software                                       542,000
                  Accounts payable
                  and accrued expenses                          (561,000)
                                                             -----------
                                                             $       -
                                                             ===========

Item 2.           Description of Property

Offices and Office Equipment: The Company does not own or rent any office space or office equipment. The Company currently utilizes Mr. Hargens' office in Hampton, GA as its business address. To date the Company has not paid or accrued any rent for the use of this facility, or purchased any equipment for this facility. Mr. Hargens has donated the use of the facility, and the use of office equipment there (copiers, printers, fax, computers, LAN, phones, etc). The Company does compensate Mr. Hargens for some phone service charges at that location.

Production facilities: The Company owns computer equipment that is used to provide the online services that it sells to merchants. These servers are located in a secure co-location facility in Salt Lake City, UT. The Company pays $400/month rent for space, electricity, and Internet access provided at this location.

Inventory: As of December 31, 2003 the Company owned no inventory, but had placed an order for the manufacture of PIN pads, which will become inventory for resale to customers (merchants). The first inventory units are expected to be received during the 2nd quarter of 2004. From that point forward, the Company expects to hold significant amounts of inventory, at fluctuating levels as units are sold and additional inventory is acquired from the Company's vendor.

Item 3.       Legal Proceedings

As of the date of this filing, the Company is involved in legal proceedings regarding 400,000 shares held by a former Director. The Company maintains that the former Director had agreed to return these shares as part of a share return without compensation that the Company believes that all Directors agreed to (see item 5 below). This share return was affirmed in writing in 2003 by a board resolution as reported by an 8-K filed July 17, 2003. All other Directors involved have returned shares as agreed (See Item 5 below). This former Director has declined to return these shares. Both parties have retained counsel, but no litigation or formal negotiations via counsel have begun yet. The Company does not expect this matter to have a significant impact. The Company will continue to include these shares in the total shares issued and outstanding until a resolution has been reached.


Item 4.       Submission of Matters to a Vote of Security Holders.

None




                                     PART II


Item 5.       Market for Common Equity and Related Stockholder Matters.


InstaPay's common stock has been traded in the Over the Counter Market (OTC) since November 2002, and has been subject to sporadic trading volume and pricing since then. Prior to November 2002, the stock had not actively traded for several years.

When trading initiated in November 2002, the Company's name change to InstaPay had not yet been completed. Therefore trading initiated under the Filmagic Name under the symbol FMAN. As a result of the name change to InstaPay, the Company's trading symbol became IPYS in December of 2002.

In June 2003, in light of the Company's improved share price and business prospects, the Company's Directors agreed to return without compensation some shares previously received as compensation for their work as Directors (see also
Item 3 above). Shares to be returned were as follows:

R. B. Harris               1,244,000 shares
Aubrye Harris                400,000 shares
Frank DeSantis               900,000 shares
Liping Song                  400,000 shares
Harvey Lalach                400,000 shares

As of the filing of this report, all but 800,000 of the above had been returned and cancelled. 400,000 are in the process of being returned, and 400,000 are the subject of actions discussed in Item 3 above (excluded in the total shares outstanding at December 31, 2003). To record this event, returned shares have been contributed to capital and then cancelled.

During 2003, the Company accrued $133,000 due to Directors as compensation for their services in 2003. This compensation is to be issued in 144 restricted shares of common stock and the number of shares issued is based on the trading value at the time of the board meeting when issued. These shares were not yet issued as of the date of this report.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock.

                                             Low               High


2002     Fourth Quarter                      .00               1.55

2003     First Quarter                       .50               1.90
         Second Quarter                      .27               1.53
         Third Quarter                       .83               1.77
         Fourth Quarter                      .23               1.12

2004     First Quarter                       .12                .69

As of April 16, 2004, our common stock shares were held by approximately 250 stockholders. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is American Registrar and Transfer, Salt Lake City, Utah.

Dividend Policy

Our Board of Directors determines any payment of dividends. We do not expect to authorize the payment of cash dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements, and other business and financial considerations.

Item 6.       Management's Discussion and Analysis or Plan of Operation.

Business Overview

For several years prior to 2003, as reported in the Company's 10-KSB reports for those periods, the Company had no employees or operations, and the board's primary focus during this period was to seek, investigate, and if such investigations warrant, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation.

Upon reaching an agreement to acquire Kryptosima in January 2003, the Company became focused primarily upon development of the Kryptosima business opportunity. In order to preserve relationships and contracts held by Kryptosima, the Kryptosima entity was kept intact and operates as a wholly owned subsidiary of InstaPay. Kryptosima's technical and management staffs were retained and are InstaPay's only staff at this time. InstaPay remains interested in identifying additional acquisitions that would have synergy with Kryptosima, but no other potential acquisitions were pursued during 2003. The balance of this section discusses Kryptosima's business and operations.

Kryptosima is in the electronic payment processing industry. Electronic payment processing has been a rapidly growing and evolving industry for 25 years, and continues to grow.

Within this large industry, Kryptosima is focused on providing payment processing services to merchants. Such services enable merchants to accept non-cash payments that are processed electronically. This industry has long included the processing of card-based payments, i.e. payments made via credit cards and ATM cards. During the past decade, many paper-based payment methods (such as checks and food stamps) have also increasingly been converted to electronic processing.

Kryptosima has developed the first payment gateway that enables Internet merchants to accept ATM card transactions. ATM Card transactions are also known as "PIN Debit" transactions, because consumers must enter their PIN number to use their ATM card. These PIN debit transactions are preferred by merchants, because merchants pay lower fees for PIN debit transactions than they do for Visa/MasterCard transactions. Because the requirement to enter a PIN makes it difficult for thieves to use lost or stolen ATM cards, merchants also bear much less fraud risk when accepting PIN debit payments.

Business Developments

From its inception through 2003, InstaPay has been a developmental stage company. During 2003 the Company's Kryptosima subsidiary did generate a small amount of revenue from several one-time events. More importantly, Kryptosima accomplished several important goals during 2003 that positioned the Company to begin to grow and generate revenues in 2004. These accomplishments were:

Cooperating ATM Network: ATM networks have operating regulations that set forth the technology and business standards that define how their members will interact, how transactions will be exchanged, what types of transactions can travel over the network, what fees are charged between members and by the network, etc. These rules were originally written 20 to 30 years ago, and while they are periodically updated, this process is a slow and conservative one. Some ATM networks have taken the position that it requires changes to these rules to allow Internet merchants to accept ATM cards, and they have not moved quickly to make these changes. Kryptosima's management spent a great deal of time and effort during 2001 and 2002 in discussions with ATM networks, to identify networks willing to allow Internet merchants to accept their ATM card. In January of 2003, this resulted in Kryptosima reaching an understanding with a network that they would allow Internet transactions if Kryptosima obtained a sponsor bank (see below).

Sponsor Bank: ATM networks are membership organizations that banks join in order to be able to exchange ATM card transactions with each other. In other words, if Bank A and Bank B are both members of a network, depositors of Bank A can use their ATM card at ATMs operated by Bank B, and vice versa. ATM networks require that all merchants that accept their ATM cards be "sponsored" by a bank that is a member of that network. While all banks belong to one or more ATM networks, few banks are active in the "sponsorship business", and banks that are in this business are typically reluctant to be the first to sponsor a new type of activity. Therefore Kryptosima's management had to spend significant time and effort during 2002 to identify banks willing to sponsor Internet merchants for ATM card transactions. In March of 2003, this resulted in Kryptosima signing an agreement with a sponsor bank.

Certification: Once the Company had secured the cooperation of both a network and a sponsor bank, it was able to initiate the process of certifying its connection to the network. This was primarily a technology issue, not a business event. Kryptosima had previously developed all the needed technology for its gateway, but now a rigorous process had to be gone through to verify the correct operation of this gateway when connected to the network. It required significant effort on the part of Kryptosima's management and programmers to establish their connection to the network, initiate test transactions, and verify that all messages were exchanged correctly. As a result, Kryptosima's system was considered certified by the network and various vendors involved in June 2003.

Production Status: Once certification was complete, final paperwork was filed with the network so Kryptosima could go live, and a volunteer Internet merchant was set up to receive ATM card payments via Kryptosima's payENKRYPT service. On July 18, 2003, the first production transaction occurred. This was the culmination of 3 years of technology and business development. For the first time, Kryptosima had a service that was in production and could be presented to merchants.

New PIN pad development/prototypes: ATM network rules require that consumers swipe their card and enter their PIN number into a "secure device" that encrypts that PIN before it is transmitted over any communications link. These devices are called "PIN pads", and can be seen in many retail merchants. To enable consumers to initiate ATM card transactions on the Internet, Kryptosima must facilitate the deployment of PIN pads to consumers. Low PIN pad cost is crucial. But commercially available PIN pads are primarily designed for use in retail stores, and have many features not required for home use, which increase their cost. Kryptosima had to work with an electronics manufacturing vendor to design and manufacture a low-cost PIN pad. In October of 2003 Kryptosima received prototypes of this new PIN pad, which is smaller, more attractive, works faster, and roughly half the cost of units Kryptosima used for system development, testing, and marketing. The delivery of production quantities of this new PIN pad in 2004 will put the final piece in place for Kryptosima to begin to sign customers, deploy PIN pads, and begin to generate transaction processing revenues.

Working Capital: Throughout 2003, working capital was limited. This did not prevent the Company from pursuing the important goals set forth above, but it did limit the Company's ability to plan an aggressive sales effort going into 2004. As a result of the Company's success in achieving these goals, the board and officers determined that it was time to aggressively seek additional capital to fund a sales effort and the acquisition of inventory. Subsequent to the end of the period being reported on (March 17, 2004), the Company finalized an agreement with Cornell Capital Partners providing bridge funding in the form of a convertible debenture for $350,000, and a standby equity distribution agreement under which the Company can draw up to $5,000,000 in working capital over a 2-year period (see further discussion under liquidity section).

Components of Revenue and Expenses

Revenues during 2003 were not significant. However, the following categories define the revenues generated in 2003, and if the Company is successful in executing its business plans, these are expected to be the meaningful revenue categories in 2004.

Transaction Processing Fees: During 2003 the Company generated $122 in processing fees. This category includes all fees charged to customers (merchants). Viewed at its most basic level, the Company's business model is generating revenue by charging merchants fees for the transactions processed. Therefore this category represents the Company's strategic direction, and in the long-term should become the largest revenue line. Some fees will be a fixed amount per transactions, while others may be charged on a monthly basis, or as a percentage of the dollar amount of the transactions processed.

Hardware Sales: During 2003, the Company generated $500 in hardware sales. This category includes all revenue generated by the sales of PIN pads. During the next few years, this will be a significant revenue item that may initially exceed transaction fees. Over a period of years, as the market saturates, hardware sales will stabilize or possibly even decline, while transaction fees continue to grow. While hardware sales will be significant, the gross margin associated with these sales will be low or possibly even negative in the short-term, as PIN pads are sold near or below cost as a marketing incentive to merchants, to help jump-start and accelerate growth

Software and Patent Licensing Fees: The Company generated $10,000 in license fees in 2003. This category includes all revenue generated from licensing the Company's patents or software. This revenue will typically be in the form of an initial up-front fee, and/or an annual maintenance fee, and/or per-transaction fees assessed monthly or quarterly. The Company may from time to time encounter opportunities to license its patents and/or software to companies that want to pursue markets that the Company does not plan to address in the foreseeable future. Licensing Kryptosima's patents and/or software to such companies will give Kryptosima the opportunity to generate revenue from markets it might otherwise not penetrate.

Professional Services: The Company generated $5,000 in professional fees in 2003. The Company may from time to time provide consulting services to customers and prospects, primarily involving technology issues. This category will contain any fees generated from such consulting.

Cost of Services ("Operations"): The Company had $25,020 of expenses in this category in 2003. This category includes all cost directly associated with providing services to customers, such telecommunications, personnel and infrastructure required to develop and maintain applications and operate the online computer systems, fees paid to ATM networks and vendors that support operations, and other costs of operations.

Cost of products sold: This category includes all costs of acquiring, housing, and deploying PIN pads that are sold to customers (merchants). The Company had no expense in this category in 2003. Any costs involved with acquiring and testing the new PIN pads in 2003 were treated as development costs, not Cost of product sold.

Selling, General and Administrative: This category includes all other costs associated with salaries, wages, consulting fees, and expenses paid to management, administrative, sales and other personnel, and costs for advertising and promotional costs and other selling expenses.

Results of Operations

Results of Operations for 2003 and 2002

InstaPay had effectively been a development stage enterprise since inception in 1983. Historically, its cumulative revenues arose from the forgiveness of debt. InstaPay did not generate any revenue during the last ten (10) years prior to 2003. InstaPay' s principal expenses during this period were due to the amortization and write-down of assets, and in recent years due to expenses incurred in connection with bringing its financial reporting current.

During the fiscal year ended December 31, 2002 InstaPay's operating activity pertained primarily to non-cash transactions and expenses paid on behalf of InstaPay by certain officers, directors and other related parties. With the acquisition of the Kryptosima technology, the Company began having more significant expenses, and began generating some revenues during the second half of 2003. The Company's efforts during 2003 were focused primarily on achieving certain milestones as described above under "Business Developments" which were necessary before beginning to aggressively market the payENKRYPT service

Total operating expenses in 2003 were $ 866,405, an increase of $ 688,555 or 387% over the total in 2002 of $ 177,850. This increase in due primarily to the on going operational expenses of Kryptosima and the continuing legal, accounting, and administrative expenses. The impairment loss is the result of the write-down of the value assigned to certain intangible assets at the date of the Kryptosima acquisition.

Liquidity

As of December 31, 2003, the Company had a working capital deficit of approximately $ 788,000. As of that date, the Company did not have enough capital to achieve its near, medium or long-term goals. Subsequent to that date, the Company reached an agreement which management believes will provide sufficient capital to achieve its short-term goals, and depending upon results may provide sufficient capital to meet its long-term goals.

During March 2004, the Company signed an agreement with Cornell Capital Partners, which the Company believes will provide sufficient working capital for the Company to pursue its business plan. Under the agreement, Cornell will provide short-term bridge financing in the form of a convertible debenture (CD), and long-term financing under a standby equity distribution agreement (SEDA). Under the SEDA, InstaPay can put shares to Cornell up to a total of $5,000,000 over a 2-year period, subject to a weekly limit of $70,000. The timing and amount of these transactions is at InstaPay's discretion. For each transaction, the shares will be valued according to an average price for the 5 days following notice to Cornell. Under the terms of the CD, Cornell will provide a total of $350,000 in short-term funding in three rounds ($150,000, $100,000, and $100,000). The Company received the first round of $150,000 on March 18, 2004. The Company will receive the second round upon filing a SB-2 required by the SEDA, and will receive the third round upon the effectiveness of the SB-2.

Critical Accounting Policies

There are no other critical accounting policies other than those noted in Note 1 in the financial Statements attached hereto.

FORWARD-LOOKING STATEMENTS

This form 10-KSB includes, without limitation, certain statements containing words such as "believes", "anticipates", "estimates", which constitute "forward-looking statements" within the meaning of the private securities litigation reform act of 1995. This act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this form 10-KSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The company's actual results may differ significantly from management's expectations.

Item 7.           Financial Statements




                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                    CONTENTS

                                                                        Page

INDEPENDENT AUDITORS' REPORT                                           16,17

FINANCIAL STATEMENTS

         Consolidated Balance Sheet                                       18

         Consolidated Statements of Operations                            19

         Consolidated Statement of  Stockholders' Deficit                 20

         Consolidated Statements of Cash Flows                            26

         Notes to Consolidated Financial Statements                       27

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
InstaPay Systems, Inc. and Subsidiary
Hampton, Georgia


We have audited the accompanying consolidated balance sheet of InstaPay Systems, Inc. and Subsidiary (collectively, the "Company") (A Development Stage Company) as of December 31, 2003 and the related consolidated statement of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InstaPay Systems, Inc. and Subsidiary as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has no established source of revenue and has a working capital deficit of $788,169 which raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
April 15, 2004

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

/s/ Hurley & Company

Granada Hills, CA
April 4, 2003

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003



                                    ASSETS

Current assets:
  Cash                                                         $        6,904

Equipment, net of accumulated depreciation of $4,270                   36,130
Software cost and other asset                                         543,000
                                                               --------------
Total assets                                                   $      586,034
                                                               ==============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expense                         $      418,413
  Due to officer                                                      232,015
  Accrued directors' fees                                             133,000
  Shareholder advances                                                  6,525
 Current portion, capital lease obligation                              5,120
                                                               --------------
               Total current liabilities                              795,073
                                                               --------------

Capital lease obligation, less current portion                         18,799

Stockholders' deficit :
Common Stock, $.001 par value, 200,000,000
  shares authorized,  27,829,812
  shares issued and outstanding                                        27,830
Additional paid-in-capital                                          2,385,936
Deficit accumulated during the development stage                   (2,641,604)
                                                               --------------
         Total stockholders' deficit                                 (227,838)

Total liabilities and
   stockholders' deficit                                       $      586,034
                                                               ==============

The accompanying notes are an integral part of these consolidated financial statements.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                Dec. 07, 1983
                                                                 (Inception)
                                                                   Through
                                  2003            2002          Dec. 31, 2003
                             -------------   --------------   -----------------

Revenues                      $     15,622    $         -      $       276,645

Operating expenses                (866,405)       (177,850)         (2,919,767)

Other income                         1,518              -                1,518
                              ------------    ------------     ---------------
Net loss                      $   (849,265)   $   (177,850)    $    (2,641,604)
                              ============    ============     ===============

Net loss per share -
  Basic and diluted           $       (.03)   $       (.01)
                              ============    ============

Weighted average number of
  shares outstanding            27,722,853      22,821,443
                              ============    ============





The accompanying notes are an integral part of these consolidated financial statements.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

                                                                                    Deficit
                                                                                  Accumulated
                                                             Additional            During the
                                  Common Stock                Paid-in             Development
                           * Shares          Amount           Capital                Stage               Total
                        ---------------   -----------      --------------       -----------------     ------------
Issuance of
 stock  -
 Dec. 7, 1983                 126,012      $     126        $       (76)           $          -        $       50
                         ------------      ---------        -----------            ------------        ----------
Balance
Dec. 31, 1983                 126,012      $     126        $       (76)           $          -        $       50

Net loss                            -              -                  -                     (16)              (16)
                         ------------      ---------        -----------            ------------        ----------
Balance
Dec. 31, 1984                 126,012            126                (76)                    (16)               34

Issuance of
 Stock                        600,000            600              7,296                       -             7,896
Acquisition of
 MEDX                      13,200,000         13,200            501,693                       -           514,893
Issuance of
 stock to effect
 MEDX
 acquisition                  720,000            720               (600)                      -               120

Net loss                            -              -                  -                 (58,661)          (58,661)
                         ------------      ---------        -----------            ------------        ----------
Balance
Dec. 31, 1985              14,646,012      $  14,646        $   508,313            $    (58,677)       $  464,282


* All share amounts restated for a December 31, 2002 2 for 1 stock split.









The accompanying notes are an integral part of these consolidated financial statements.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
                                   (Continued)

                                                                                    Deficit
                                                                                  Accumulated
                                                             Additional            During the
                                  Common Stock                Paid-in             Development
                             Shares         Amount            Capital                Stage               Total
                        ---------------   ----------      --------------       -----------------     ------------
Shareholder
  contribution                      -      $       -        $     2,800            $          -        $    2,800
Net loss                            -              -                  -                 (63,917)          (63,917)
                         ------------      ---------        -----------            ------------        ----------
Balance
Dec. 31, 1986              14,646,012         14,646            511,113                (122,594)          403,165

Shareholder
  contribution                      -              -              6,700                       -             6,700
Net loss                            -              -                  -                 (55,278)          (55,278)
                         ------------      ---------        -----------            ------------        ----------
Balance
Dec. 31, 1987              14,646,012         14,646            517,813                (177,872)          354,587

Acquisition of
  Filmagic, Inc.                    -              -            800,000                       -           800,000
Net loss                            -              -                  -                (202,612)         (202,612)
                         ------------      ---------        -----------            ------------        ----------
Balance
Dec. 31, 1988              14,646,012         14,646          1,317,813                (380,484)          951,975

Cancellation of
  note relative
  to purchase of
  film library                      -              -            100,000                       -           100,000
  Net loss                          -              -                  -                (340,532)         (340,532)
                         ------------      ---------        -----------            ------------        ----------
Balance
Dec. 31, 1989              14,646,012      $  14,646        $ 1,417,813            $   (721,016)       $  711,443



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

                                   (Continued)

                                                                                    Deficit
                                                                                  Accumulated
                                                             Additional            During the
                                  Common Stock                Paid-in             Development
                             Shares         Amount            Capital                Stage               Total
                        ---------------   ----------      --------------       -----------------     ------------
Net loss                            -      $       -        $         -            $   (180,007)       $ (180,007)
                         ------------      ---------        -----------            ------------        ----------
Balance
Dec. 31, 1990              14,646,012         14,646          1,417,813                (901,023)          531,436

Net income                          -              -                  -                  28,964            28,964
                         ------------      ---------        -----------            ------------        ----------
Balance
Dec. 31, 1991              14,646,012         14,646          1,417,813                (872,059)          560,400

Net loss                            -              -                  -                 (70,200)          (70,200)
                         ------------      ---------        -----------            ------------        ----------
Balance
Dec. 31, 1992              14,646,012         14,646          1,417,813                (942,259)          490,200

Net loss                            -              -                  -                 (70,200)          (70,200)
                         ------------      ---------        -----------            ------------        ----------
Balance
Dec. 31, 1993              14,646,012         14,646          1,417,813              (1,012,459)          420,000

Net loss                            -              -                  -                 (70,000)          (70,000)
                         ------------      ---------        -----------            ------------        ----------
Balance
Dec. 31, 1994              14,646,012         14,646          1,417,813              (1,082,459)          350,000

Net loss                            -              -                  -                 (70,000)          (70,000)
                         ------------      ---------        -----------            ------------        ----------
Balance
Dec. 31, 1995              14,646,012      $  14,646        $ 1,417,813            $ (1,152,459)       $  280,000






The accompanying notes are an integral part of these consolidated financial statements.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)
                                   (Continued)

                                                                                    Deficit
                                                                                  Accumulated
                                                             Additional            During the
                                  Common Stock                Paid-in             Development
                             Shares         Amount            Capital                Stage               Total
                        ---------------   ----------      --------------       -----------------     ------------
Net loss                            -      $          -     $         -            $    (70,000)       $  (70,000)
                         ------------      ---------        -----------            ------------        ----------
Balance
Dec. 31, 1996              14,646,012         14,646          1,417,813              (1,222,459)          210,000

Net loss                            -              -                  -                 (70,000)          (70,000)
                         ------------      ---------        -----------            ------------        ----------
Balance
Dec. 31, 1997              14,646,012         14,646          1,417,813              (1,292,459)          140,000

Net loss                            -              -                  -                (130,000)         (130,000)
                         ------------      ---------        -----------            ------------        ----------
Balance
Dec. 31, 1998              14,646,012         14,646          1,417,813              (1,422,459)           10,000

Stock issued
  for services              1,880,000          1,880             35,720                       -            37,600

Net loss                            -              -                  -                 (37,600)          (37,600)
                         ------------      ---------        -----------            ------------        ----------
Balance
Dec. 31, 1999              16,526,012         16,526          1,453,533              (1,460,059)           10,000

Contingent
  issuance of
  1,000,000 shares
  for services                      -              -             70,000                       -            70,000

Net loss                            -              -                  -                 (79,000)          (79,000)
                         ------------      ---------        -----------            ------------        ----------
Balance
Dec. 31, 2000              16,526,012      $  16,526        $ 1,523,533            $ (1,539,059)       $    1,000





The accompanying notes are an integral part of these consolidated financial statements.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
                                   (Continued)

                                                                                    Deficit
                                                                                  Accumulated
                                                             Additional            During the
                                  Common Stock                Paid-in             Development
                             Shares         Amount            Capital                Stage               Total
                        ---------------   ----------      --------------       -----------------     ------------
Balance
Dec 31, 2000               16,526,012      $  16,526        $ 1,523,533            $ (1,539,059)       $    1,000

Issuance of
shares for
services                    3,325,000          3,325             63,175                       -            66,500

Net loss                            -              -                  -                 (75,430)          (75,430)
                         ------------      ---------        -----------            ------------        ----------
Balance
Dec 31, 2001               19,851,012         19,851          1,586,708              (1,614,489)           (7,930)

Issuance of
shares for
services                    5,500,000          5,500            104,500                       -           110,000

Issuance of
shares for
debt                        4,182,800          4,183              6,274                       -            10,457

Options
granted
below
market to
directors                                                        50,000                                    50,000

Net loss                            -              -                  -                (177,850)         (177,850)
                         ------------      ---------        -----------            ------------        ----------


Balance
Dec 31, 2002               29,533,812         29,534          1,747,482              (1,792,339)          (15,323)

Issuance of
Shares to
Acquire                     1,000,000          1,000             (1,000)                                        -
Kryptosima


The accompanying notes are an integral part of these consolidated financial statements.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
                                   (Continued)

Stock for
Services                      240,000            240            268,560                       -           268,800

Contribution-
  shareholder                       -              -            367,950                       -           367,950

Common stock
returned by
Directors,                 (2,944,000)        (2,944)             2,944                       -                 -
Contributed to capital & cancelled

Net loss for the
Year ended
Dec.31, 2003                        -              -                  -                (849,265)         (849,265)
                         ------------      ---------        -----------            ------------        ----------
Balance
Dec.31, 2003               27,829,812      $  27,830        $ 2,385,936            $ (2,641,604)       $ (227,838)
                         ============      =========        ===========            ============        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                       Dec. 7, 1983
                                                                                                       (Inception)
                                                                                                         Through
                                                                 2003                   2002          Dec. 31, 2003
                                                            -------------          -------------     ---------------
Cash flows from operating activities:
        Net loss                                            $  (849,265)           $   (177,850)       $(2,641,604)
        Non-cash items:
         Stock issued for services and
          payment of expenses                                   268,800                 120,457         1,173,875
        Granting of options to board                                  -                  50,000            50,000
        Debt forgiveness                                              -                       -          (250,156)
        Write-down of assets                                     50,000                                   589,895
        Depreciation and amortization                             4,270                       -           518,026

        Changes in assets and liabilities:
        Increase(decrease) in liabilities-
          increase in accounts payable
            and accrued expenses,
            including due to officer                            220,534                   5,039           234,503

        Net cash used by
          operating activities                                 (305,661)                 (2,354)         (325,461)

Cash flows from investing activities:
        Cash acquired in acquisition                              4,000                       -             4,000
        Investment in technology                                      0                 (50,000)          (50,000)
        Equipment purchase                                      (25,400)                      -           (25,400)
                                                            -----------            ------------        ----------
        Net cash used for
          investing activities                                  (21,400)                (50,000)          (71,400)
Cash flows from financing activities:

        Issuance of stock                                             -                       -             7,946
        Shareholder contributions                                     -                       -             9,500
        Proceeds from borrowings
          -related party                                        309,400                  53,000           362,400
        Capital lease obligation                                 25,400                       -            25,400
        Capital lease payments                                   (1,481)                      -            (1,481)
                                                            -----------            ------------        ----------
        Net cash provided by
          Financing activities                                  333,319                  53,000           403,765

        Net increase in cash and cash equivalents                 6,258                     646             6,904
        Cash and cash equivalents,
          beginning of year                                         646                       -                 -
                                                            -----------            ------------        ----------
        Cash and cash equivalents, end of year              $     6,904            $        646        $    6,904
                                                            ===========            ============        ==========
Supplemental Disclosures:
          Interest paid                                     $       620            $          -        $      620
          Income taxes paid                                 $         -            $          -        $        -
        Non-cash investing and financing activities:

Acquisition of Kryptosima for stock and
          assumption of liabilities, asset (net):           $   542,000            $          0        $  542,000

        Assets acquired for stock                           $         0            $          0        $1,315,013



The accompanying notes are an integral part of these consolidated financial statements.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 1:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         InstaPay Systems, Inc. and Subsidiary (the "Company") was incorporated in Utah in 1983 as Cotton Tree, Inc. In 1985, the Company acquired all the shares of MEDX, Inc. (an Arizona Corporation) through a tax-free exchange of stock with all the MEDX shareholders, and changed its name to Roedinger Medical Systems, Inc. The primary business of MEDX was the development and marketing of patented medical products under the names Vida and Prevent.

         In 1988, the Company acquired all the shares of Filmagic Incorporated (a Delaware Corporation) through a tax-free exchange of stock, and changed its name to Filmagic Entertainment Corporation. All shares of Roedinger Medical Systems, Inc. required for the acquisition were donated back to the Company by then principal shareholder.

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

         In December 2002, the Company changed its name to InstaPay and entered into an agreement to resell certain technology services. In January 2003, the Company entered into an agreement to acquire Kryptosima (Note
         9), the Company who owned the technology. The acquisition was finalized in August 2003. Kryptosima now operates as a wholly-owned subsidiary of Instapay, and represents the Company's primary focus and only active operations.

         Development Stage Enterprise

         The Company is a development stage enterprise as defined by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception of the Company have been considered as part of the Company's development stage activities.

         Fair Value of Financial Instruments

         For certain of the Company's financial instruments, including cash, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 1:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

         Use of Estimates

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reported period. Actual results may differ from these estimates.

         Cash

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

         Revenue Recognition

         Revenue is recognized upon delivery of hardware equipment and/or as services are incurred.

         Comprehensive Loss

         For the years ended December 31, 2003 and 2002, and for the period from December 7, 1983 (inception) to December 31, 2003, the Company has no items that represent other comprehensive loss and, therefore, has not included a Statement of Comprehensive Loss in the financial statements.

         Income Taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 1:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

         Loss Per Share

         In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2003 and 2002, the Company had outstanding options to purchase shares of common stock of 7,983,338 and 7,200,000, respectively. Common equivalent shares are not included in the computation of loss per share for the years ended December 31, 2003 and December 31, 2002 because the effect would be anti-dilutive.

         Stock Options

         The Company grants stock options with an exercise price equal to at least the fair value of the stock at the date of grant. The Company has elected to continue to account for its employee stock- based compensation plans using an intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equal or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company does present in a pro forma disclosure the compensation expense that would have been recognized if the fair value methodology prescribed by SFAS No. 123 had been used.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company' net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2003 and 2002:

                                                         December 31, 2003          December 31, 2002
                                                         -----------------          -----------------
         Net loss attributable to common
            shareholders, as reported                         $  (849,265)             $    (177,850)
         Stock compensation calculated under APB25                     -                           -
         Stock compensation calculated under SFAS 123            (419,000)                (1,179,040)
                                                              -----------              -------------
         Pro forma net loss attributable to
         common shareholders                                  $(1,268,265)             $  (1,356,890)

         Net loss per share available to common
         shareholders - basic and diluted

         As reported                                          $     (0.03)             $       (0.01)
         Pro forma                                            $     (0.05)             $       (0.07)

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 1:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)


         Recently Issued Accounting Pronouncements

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the financial position, results of operations or cash flows of the Company.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 1:              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Recently Issued Accounting Pronouncements (continued)

         133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts No. 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 1:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Recently Issued Accounting Pronouncements (continued)

         interest entity was established. During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003, if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting such variable interest entity in accordance with FIN 46. On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, (FIN-46R), primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, Consolidation of Variable Interest Entities, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB. The Company does not anticipate that the adoption of this pronouncement will have a material impact on the Company's financial position or results of operations.

         In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than
         Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The adoption of this pronouncement has no material impact to the Company's financial statements.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 2:       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses for the years ended December 31, 2003 and 2002 of $849,265 and $177,850, respectively, and at December 31, 2003, had a working capital deficit of $788,169. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         During 2003 the Company acquired an operating entity with significant assets that could generate revenue. However, as of December 31, 2003, the Company had neither revenues nor significant cash. As such there could be substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainty of discontinuing operations.

Note 3:       ACQUISITION

         In January of 2003, the Company was offered the opportunity to acquire Kryptosima. The board determined that owning Kryptosima was preferable to the agreement reached late in 2002 to be a sales agent for Kryptosima, and in January 2003 an agreement was executed for InstaPay to acquire Kryptosima in a stock-for-stock swap.

         Pursuit of the Kryptosima business opportunity became the Company's sole focus as of the signing of the acquisition agreement in January 2003. All reports since then have presented consolidated financial information including Kryptosima. Kryptosima has valuable relationships and contracts within the payment industry. To preserve these assets, the Kryptosima entity was kept intact, and operates as a wholly owned subsidiary of InstaPay.

         InstaPay acquired Kryptosima for 1,000,000 (1 Million) restricted shares of InstaPay common stock, and 500,000 (one half million) options for restricted shares of InstaPay common stock, exercisable at $1.50, to be granted upon Kryptosima going "into production" with an ATM network, and expiring 18 months after that date. At the time of the acquisition, the Company's shares had recently traded at $1.55 per share. However, since the shares had traded for less than 90 days, and trading volume was light, it seemed inappropriate to use this share price in determining the acquisition cost.

         Since the Company had no operations and enterprise value, the value of the 1,000,000 shares of common stocks and 500,000 options for restricted shares issued for the acquisition of Kryptosima are valued at zero. The acquisition cost is limited to the amount of the fair value of the liabilities assumed of $561,000.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 3:       ACQUISITION, (CONTINUED)

         The acquisition was recorded using the purchase method of accounting, and accordingly, the purchase price has been allocated as set out below:

                           Cash                            $     4,000
                           Equipment                            15,000
                           Software                            542,000
                           Accounts payable
                           and accrued expenses               (561,000)
                                                           -----------
                                                           $       -
                                                           ===========

         Pro-forma information as though the companies had been combined for all periods presented has not been provided as the amounts are not materially different .

Note 4:       NOTE PAYABLE

During 2002, the Company entered into an agreement with a group of shareholders to obtain capital to complete the acquisition of the Kryptosima technology in exchange for a note bearing interest at 10% per annum. During the 2003 year, the amount of the loan and accrued interest increased to $367,950 as the Company required additional capital. The loan was collateralized by substantially all the assets of the Company including its rights to the Kryptosima technology. In December 2003, the note was forgiven by the shareholders in an effort to assist the Company in building shareholder value. The Company has recorded this forgiveness as a contribution to capital.

This loan and accrued interests amounting to $367,950 were forgiven during 2003 without consideration, as noted above and were contributed to capital.


Note  5:      CAPITAL LEASE OBLIGATION

InstaPay acquired certain equipment under a capital lease, which is secured by the related asset. As of December 31, 2003, the capital lease obligation has been recorded as equipment with a cost totaling $ 25,400 and accumulated depreciation of $ 1,270.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note  5:      CAPITAL LEASE OBLIGATION, (CONTINUED)


Future minimum rental payments under the capital lease and the net present value of future lease payments at December 31, 2003 are as follows:

                   Year ending
                   December 31,                                     Amount
                   ------------                                   ---------
                            2004                                   $ 8,403
                            2005                                     8,403
                            2006                                     8,403
                            2007                                     6,303
                                                                  --------
                            Total minimum lease payments            31,512

                            Less: Amount representing Interest      (7,593)
                                                                  --------
                            Present value of future minimum
                                         lease payments             23,919

                            Less:  Current portion                  (5,120)
                                                                  --------
                                                                  $ 18,799
                                                                  ========

Note  6:      RELATED PARTY TRANSACTIONS

During 2003 and 2002, the Company received $309,400 and $53,000 respectively in working capital in the form of loans from shareholders. These loans and accrued interests were forgiven during 2003. These loans were accounted for as a contribution to capital.

During 2002, two shareholders advanced funds to the Company or paid bills on behalf of the Company totaling $10,457. In early November, Management decided to repay the debt by issuing 4,182,800 shares of restricted common stock. To determine this number of shares, management used an estimated value per share of $.005, since as of the time of this issuance the Company had not begun trading so no market price had been established.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note  7:      COMMITMENTS AND CONTINGENCIES

Michael Roedinger, a former principal shareholder, has asserted that the Company owes him approximately $75,000 for funds advanced to the Company prior to 1988. Management contends that this issue was resolved by an exchange of property, equipment and cash. Management and counsel believe neither claim will adversely affect the Company. Further, R.B. Harris has placed restrictions on the 318,276 shares owned by Michael Roedinger. Those shares are currently included in the shares issued and outstanding and the Company has no specific remedy noted for the shares to be traded.

Management and counsel believe neither of the above claims will adversely affect the Company.

As of the date of this filing, the Company is involved in legal proceedings regarding 400,000 shares held by a former Director. The Company maintains that the former Director had agreed to return these shares as part of a share return without compensation that the Company believes that all Directors agreed to (see item 5 below). This share return was affirmed in writing in 2003 by a board resolution as reported by an 8-K filed July 17, 2003. All other Directors involved have returned shares as agreed (See Item 5 below). This former Director has declined to return these shares. Both parties have retained counsel, but no litigation or formal negotiations via counsel have begun yet. The Company does not expect this matter to have a significant impact. The Company will continue to include these shares in the total shares issued and outstanding until a resolution has been reached.

Note  8:      INCOME TAXES

The Company has a net operating loss carry-forward of approximately $2,650,000 that may be used to offset future taxable income. However, the tax benefit has not been recorded due to the uncertainty of the utilization of these carry-forwards. The federal and state carry-forwards all expire by 2023. InstaPay has not filed federal tax returns since 1993. Kryptosima is current in its state and federal tax filings through 2002.

The reconciliation of the effective income tax rate to the Federal and State statutory rate is as follows:

              Federal income tax rate                              34.0%
              State income tax rate                                 6.0%
              Current Year losses                                 (40.0)
                                                              ---------
              Effective income tax rate                             0.0%
                                                              =========


                                                      2003              2002
                                                    ---------         --------
         Deferred tax benefit of
          net operating loss carry-forwards         $ 940,000         $600,000

         Valuation allowance                         (940,000)        (600,000)
                                                    ---------         --------
         Income tax benefit                         $       0         $      0
                                                    =========         ========

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note  9:      STOCK OPTIONS

As of December 31, 2003, the Company had the following options outstanding:

                                                                                Black-Scholes
                                            Shares            Price    Expire   Value            Total
         Options granted in 2001:
         R.B. Harris                        1,200,000         $ .02    2006    $.0307           $     18,420
         Four other board members             800,000         $ .02    2006    $.0307           $     12,280
                                            ---------                                           ------------
                                            2,000,000                                           $     30,700

         Options granted in 2002:
         Robert Bragg                       1,000,000         $1.00    2004     $.2568          $    256,800
         Board member shares                3,200,000         $0.02    2007     $.0307          $     98,240
         Board member shares                1,000,000         $0.02    2005     $.824           $    824,000
                                            ---------                                           ------------
                                            5,200,000                                           $  1,179,040

         Options granted in 2003:
         Harry Hargens                        200,000         $1.50    2006     $.14            $     28,425
         Board member shares                  583,338         $0.30    2006     $.29            $    167,541
                                            ---------                                           ------------
                                              783,338                                           $    195,966
         Total outstanding at
             December 31, 2003              7,983,338                                           $  1,405,706
                                            =========                                           ============


The Black Scholes option-pricing model was calculate the values shown above for options. The following assumptions were used in the calculations:

                                                     2003 (1)          2003 (2)         2002              2001
         Risk free interest rate (3)                 5.23%             4.94%            1%                5%
         Expected years until exercise               3                 3                2/5               5
         Expected stock volatility                   -                 -                100%              100%
         Calculated stock volatility                 26.7%             230.5%
         Dividend yield                              0%                0%               0%                0%

         (1) (2) Separate Black-Scholes calculations performed for Hargens options granted in August 03
         (1) and options granted to all board members in December 03 (2).
         (3) LT composite rates for appropriate dates taken from www.ustreas.gov

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


Note  9:      STOCK OPTIONS, (CONTINUED)

During 2003, in light of the Company's improved prospects and share price, the directors agreed to reduce their compensation, from 50,000 shares of common stock per quarter, to $5,000 worth of common stock per quarter , and $25,000 worth of non-qualifying stock options per year, with an exercise price equal to the fair market value when they are granted. This reduction was retroactive to January 1, 2003.

"$5,000 worth" and "$25,000 worth" above mean $5,000 and $25,000 respectively divided by the fair market value at time of grant, to determine the number of shares/options to be issued.

As a result, the Company has a commitment to issue shares to board members every quarter, and to issue options to board members once per year. The shares to be issued for 2003 have been accrued for but not yet issued. No accrual has been made for the options, since APB 25 indicates a zero cost for options issued that are exercisable at fair market value.

The number and weighted average exercise prices of all options (including 797,500 shares of incentive stock option) granted for the years ended December 31, 2003 and 2002 are as follows:

                                            2003                                2002
                                            ----                                ----
                                                     Average                            Average
                                                     Exercise                           Exercise
                                     Number          Price             Number           Price
                                     ------          -----             ------           -----
Outstanding at beginning
Of the year                         7,200,000        $0.16             2,000,000        $0.02
Granted during the year               783,388        $0.61             5,200,000        $0.22
Outstanding end of the year         7,983,388        $0.20             7,200,000        $0.16
Exercisable at end of the year      7,983,388        $0.20             7,200,000        $0.16
Exercised during the year                   0        - - -                     0        - - -
Cancelled during the year                   0        - - -                     0        - - -


Note 10       RESEARCH AND DEVELOPMENT

During the year ended December 31, 2003, the Company incurred approximately $70,000 in research and development expenses. No research and development expenses were incurred for the year ended December 31, 2002. Research and development expenses represent work done on enhancements and problem-fixes for the existing product. No new products were under development. The amount incurred in the year ending December 31, 2003 consists of approximately $45,000 of technical staff compensation, $23,000 of management compensation and approximately $2,000 in miscellaneous equipment and other expenses associated with R&D.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE  11    RESTATEMENT

The Company has made certain adjustments to the accounting of the acquisition transaction (see Note 3), which result to restatement of 2003's filed 10-QSBs. The effects of the adjustments are as follows:


                                                 As Previously
                                                     Stated      As Restated
                                                    ---------     ---------

Three months ended March 31, 2003

    Additional Paid In Capital                     $3,135,042    $2,015,042
    Software costs                                          -       542,000
    Deficit accumulated during development stage   (4,360,526)   (2,698,526)
    Expense                                           856,187       906,187
    Impairment loss                                 1,712,000             -
    Net loss                                       (2,568,187)     (906,187)
    Net loss per share                                  (0.08)        (0.03)

Three months ended June 30, 2003
    Additional Paid In Capital                      3,135,042     2,015,042
    Software costs                                          -       542,000
    Deficit accumulated during development stage   (4,360,526)   (2,698,526)

Three months ended September 30, 2003
    Additional Paid In Capital                      3,137,986     2,017,986
    Software costs                                          -       542,000
    Deficit accumulated during development stage   (4,179,924)   (2,517,924)


Note  12      SUBSEQUENT EVENTS

On March 17, 2004, the Company executed agreements with Cornell Capital Partners for a Standby Equity Distribution Agreement (SEDA) under which the Company can raise up to $5,000,000 over a 2-year period by periodically placing shares of the Company's common stock to Cornell. An agreement was also executed with Cornell for $350,000 in bridge funding in the form of a convertible debenture. See the Results of Operations: liquidity section under Item 6 above for further details.

On March 24, 2004, a certificate for 1,520,000 shares of restricted common stock were issued to Cornell Capital partners in payment of a fee associated with the above-referenced agreements.

On March 25, 2004, certificates for a total of 77,778 shares of restricted common stock were issued to 5 existing shareholders to repay a $7,000 loan received by the Company to help cover costs prior to the completion of the above-referenced agreements with Cornell capital.

Item 8
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

In March of 2004, while exploring options to raise additional working capital, Company determined that potential funding sources would prefer that Company engage a much larger independent auditing firm. Therefore, on March 12, 2004, the Company engaged Stonefield-Josephson, Inc., a large certified public accounting practice with offices in 5 cities, as the Company's independent accountants, and dismissed Cacciamatta Accountancy Corporation ("CAC"). This action was approved by the Company's board of directors.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2003, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Acting Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         Mr. Frank DeSantis: Age 45, Director, Corporate Counsel, Mr. DeSantis has been involved in all phases of corporate law, investment banking, trial litigation, contracts, and franchise agreements.

         Ms. Aubrye Harris: Age 28, Director, Corporate Secretary. Ms. Harris has a BS degree in International Management and has many years experience in finance. She has worked with corporate accounts, financial planning, and investor relations.

         Ms. Song Liping: Age 45, Director. Ms. Song Liping has an MBA, British and American Language & Literature. She has been a Foreign Development Manager with the Development Department of Shanghai Pudong Real Estate Company. Ms. Song has been a Lecturer, Director and Interpreter, of the First Teaching & Research Office and Business Head for the External Cooperation Department for Shanghai New Asia.

         Mr. R.B. Harris: Age 52, Director, Chairman. Mr. Harris has been involved in International Business for many years. Mr. Harris has experience in international mergers and acquisitions, management, and development.

         Mr. Harry Hargens: Age 49, Director, President & CEO. Mr. Hargens has been a leader and innovator in the payments industry for over 22 years. He led Omron's entry into the POS terminal market in 1981, quickly taking the business unit from startup to 50%+ market share and $10M+ in annual revenues. While at Omron he was also responsible for OEM relationships that he grew to generate $25M in revenue. In 1987 he joined VeriFone, another leading terminal manufacturer, and helped lead them through several years of rapid growth. In 1991 he transitioned from equipment vendors to the transaction processing side of the business, where he held senior positions in sales, marketing, and product management at TransNet, HONOR (now part of STAR), and National Data (now Global Payments), before founding Kryptosima.

         Mr. Thomas Tesmer: Age 55, Director. Mr. Tesmer has been in the payment processing industry for over 30 years and has functioned as a start-up entrepreneur behind four highly successful processing ventures. As Vice President of POS Technologies for the HONOR ATM Network (now part of the STAR network), Tom implemented and managed the HONOR ATM/POS processing division - providing 24X7 processing for over 75,000 merchants nationwide. Prior to this, Tom was president and founder of TransNet, a start-up he led from creation to over $27MM in annual revenues supporting 30,000 merchants. TransNet eventually became the nucleus for today's Paymentech, rating among the top 10 payment processing companies worldwide. Tom has also held prominent engineering and management positions with Docutel Corporation, Unisys Corporation and TRW Space Systems.

         Mr. Gregory Lewis: Age 55, Director. Mr. Lewis has 30 years of senior executive experience, primarily in public companies in the payments industry. From 1970 to 1984 he held a series of VP-level positions at National Data, an early leader and innovator in the business of processing credit card transactions for merchants. In 1984 he joined startup VeriFone as Senior Vice President & General Manager North America. From 1984 to 1992 he led VeriFone's growth into the world's largest POS terminal manufacturer, grew revenues beyond $100 Million and accomplished a successful IPO. In 1993 he joined BUYPASS, a leading transaction processor, as Executive Vice President. In 1995 he returned to VeriFone, then owned by Hewlett-Packard, to help expand the Company's customer and revenue base as Vice President, Emerging Markets. In 1997 he became President & CEO of IVI Checkmate, a leading manufacturer of POS terminals. During his tenure he grew Checkmate into the 3rd-largest POS terminal manufacturer in North America through both internal growth and several successful acquisitions, and then helped engineer the merger of Checkmate into European-based Ingenico, the resulting entity being one of the world's largest POS terminal manufacturer. Most recently he served as President & CEO of epipeline. While he was at epipeline the Company raised $4.5M in venture capital, transitioned from a developmental stage to a growth stage Company, and relocated to Virginia to be closer to customers and partners in the government markets it serves.


Item 10.      Executive Compensation.


Name and Principal                  Year       Salary         Bonus             Other Annual
Position                                                                        Compensation
--------------------------------------------------------------------------------------------
                                    2003      $  -0-          $  -0-                    -0-
R. B. Harris
Director/Chairman                   2002         -0-             -0-                $ 40,000
                                    2001         -0-             -0-                  28,000

Harry Hargens                       2003    $92,000           $10,000                   -0-
Director, Pres. & CEO                                         (signing bonus)

                                    2003      $  -0-          $  -0-                    -0-
Aubrye A. Harris                    2002      $  -0-          $  -0-                $ 10,000
Director,                           2001         -0-             -0-                   8,000
Secretary

                                    2003      $  -0-          $  -0-                    -0-
Frank DeSantis                      2002      $  -0-          $  -0-                $ 28,000
                                    2001         -0-             -0-                   8,000
   Director

                                    2003      $  -0-          $  -0-                    -0-
 Song Liping                        2002      $  -0-          $  -0-                $ 10,000
                                    2001         -0-             -0-                   8,000
  Director

Thomas Tesmer                       2003      $  -0-          $  -0-                    -0-

Gregory Lewis                       2003      $  -0-          $  -0-                    -0-

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

The following "Table" represents the Ownership of Certain Beneficial Owners and Management as of December 31, 2003

---------------------------------------------------------------------------------------------------------------

(1) Title of Class         (2) Name and Address       (3) Amount and Nature                 (4) Percent of
                               of beneficial owner        of beneficial ownership (6)           Class(2)

---------------------------------------------------------------------------------------------------------------
Common Stock
Par value $.001
                  R. B. Harris(3)                                      2,400,000                         8.19 %
                  Director/ Past President
                  419 Main, Ste 414
                  Huntington Beach, California 92648

                  Harry Hargens                                          192,499                         0.65 %
                  Director, Pres & CEO
                  98 Shoreline Way
                  Hampton, GA 30228

                  Aubrye A. Harris (1)(5)                                400,000                         1.37 %
                  Secretary/ Director
                  1042 N. Mountain #B348
                  Upland, California 91786

                  Frank DeSantis    (1)                                  900,000                         3.07 %
                  Director
                  2869 India St.
                  San Diego, California 92103

                  Song Liping (1)                                        400,000                         1.37 %
                  Director
                  Rm504 Bldg #305,Datong RD
                  Gaquaiao, Shanghai, PRChina

                  Total of all officers
                  and directors as a group( Five Persons):             4,292,499                        14.66 %
                                                                       ---------                        -------

                           R. G. Harris (4)                              200,000                         0.68 %
                           1777 Woodland St-Ste G1
                           Upland, Calif. 91786

                           Timoleon Kabilifkas                         1,280,000                         4.37 %
                           14319 Peach Hill Rd.
                           Moor Park, CA. 93021

                           R. Brandyn Harris                           1,100,000                         3.76 %
                           1042 N. Mountain Ave.#B348
                           Upland, CA  91786

     (1)  Denotes Officers or Directors

     (2) Based on 29,583,590 shares issued and outstanding, plus 1,000,000 contingently issuable shares

     (3) Includes 1,000,000 contingently issuable shares to be delivered if share value exceeds $ .05/share, including shares held by Pamala J. Harris
     (wife).

     (4) R. G. Harris is the father of R. Bruce Harris, CEO. Mr. Harris disclaims all beneficiary interest in any of his father's shares

     (5)  Aubrye A. Harris is also the daughter of the former President

     (6)  Does not include shares accrued but not yet issued.

Item 12.      Certain Relationships and Related Transactions.

During 2003 and 2002, the Company received $309,400 and $53,000 respectively in working capital in the form of loans from shareholders. These loans and accrued interests were forgiven and contributed to capital during 2003. This was accounted for as a contribution to capital.

The officers of the Company have provided certain services and incurred some costs on behalf of the Company for the last few years ended December 31, 2003.

Based solely upon a review of Forms 3, 4, and 5 furnished to the registrant under Section 16(a) of the Securities Exchange Act of 1934, the following persons failed to timely file reports required by Section 16(a) during the most recent fiscal year or prior years:


R. B. Harris, Director and Board Chairman(past Pres.), beneficial owner of 1,000,000 contingently issuable common shares (5.71%)

No Form 3 - initial filing of equity securities by directors and officers -
            for the fiscal year ended December 31, 2000
No Form 5 - annual statement of ownership of securities by directors and officers - for the fiscal year ended December 31, 2000

Item 13.      Exhibits and Reports on Form 8-K.


During the 4th quarter of the period being reported, the Company filed two reports on Form 8-K.

Filing Date                Subject
-----------                ------------------------------------

October 8, 2003            Item 5 Other Events: Disclosed forgiveness of loans
                           from shareholders totaling  $317,400.

October 10, 2003           Item 5 Other Events: Announced addition of Mr. Thomas
                           Tesmer to the Board


Subsequent to the period being reported, the Company filed two reports on Form 8-K, and two 8-K/A

Filing Date                Subject
-----------                ------------------------------------

March 15, 2004             Item 4 Change in Certifying Accountants: Announced
                           the engagement of Stonefield Josephson, Inc., and the dismissal of Cacciamatta accountancy

March 22, 2004             Item 5 Other Events: Announced the execution of
                           agreements with Cornell Capital Partners to provide the Company with working capital.

March 30, 2004             8-K/A to amend the March 15 filing by providing
                           additional information.

March 31, 2004             8-K/A to amend the March 15 & 30 filings by providing
                           additional information.

31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive/Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.      Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2003 and 2002, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during 2003 and 2002 approximated $12,500 and $ 20,500, respectively.

The Board of Directors has considered whether the provision of non-audit services, for which there was required SAS 100 review services on the Forms 10-QSB, is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSTAPAY SYSTEMS, INC. AND SUBSIDIARY.
--------------------------------------
              REGISTRANT

By: /S/ Harry Hargens
    ----------------------------------------------------
         Harry Hargens, President/ CEO/ Director

By: /S/ Frank DeSantis
    ----------------------------------------------------
         Frank DeSantis, Director

By: /S/ Thomas Tesmer
    ----------------------------------------------------
         Thomas Tesmer, Director

By: /S/ Aubrye A. Harris
    ----------------------------------------------------
         Aubrye A. Harris, Director

By: /S/ Song Liping
    ----------------------------------------------------
         Song Liping, Director

By: /S/  R. B. Harris
    ----------------------------------------------------
         R. B. Harris / Chief Financial Officer /Director

By: /S/ Gregory Lewis
    ----------------------------------------------------
         Gregory Lewis, Director

Dated:  April 22, 2004