Form 10QSB
period 2004-03-31
INSTAPAY SYSTEMS INC
filed 2004-05-24
CIK 846494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004.

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

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      On May 17, 2004, there were 29,427,590 shares of Common Stock outstanding.

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2004

                                      INDEX

PART I - Financial Information

      Item 1- Financial Statements                                      Page No.

      Unaudited Consolidated Balance Sheet as of                               3
                March 31, 2004

      Unaudited Consolidated Statements of Operations for the
         Three Months Ended  March 31, 2004 and 2003 and the Cumulative
         Period From December 7, 1983 (inception) through March 31, 2004       4

      Unaudited Consolidated Statement of Changes in Stockholders' Equity/
         Deficit for the Three Months Ended March 31, 2004 and the Cumulative
         Period From December 7, 1983 (inception) through March 31, 2004       5

      Unaudited Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2004 and 2003 and the Cumulative
         Period From December 7, 1983 (inception) through
         March 31, 2004                                                       11

      Notes to the Unaudited Consolidated Financial Statements                13

      Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     19

      Item 3 - Controls and Procedures                                        19

PART II - Other Information

      Item 6 - Exhibits and reports on form 8-K                               22

      Signatures                                                              23

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

ASSETS
Current Assets:
      Cash                                                          $    17,658
      Inventory                                                           3,000
      Deposits                                                           35,000
                                                                    -----------
          Total Current Assets                                           55,658
                                                                    -----------

Equipment, net of $6,290 of depreciation                                 34,110
                                                                    -----------

Other Assets:
      Software costs                                                    542,000
      Deferred Costs, net of $312 accumulated amortization               70,688
                                                                    -----------
         Total Other Assets                                             612,688
                                                                    -----------
TOTAL ASSETS                                                        $   702,456
                                                                    ===========

LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities:
      Accounts Payable and Accrued Expenses                         $   440,751
              Due to officer                                            251,895
      Shareholders' Advances                                             11,925
      Accrued Directors Fees                                            168,000
            Current Portion, Capital Lease Obligation                     5,317
                                                                    -----------
            Total Current Liabilities                                   877,888
                                                                    -----------
Long Term Liabilities:
        Capital Lease Obligation                                         17,393
        5% Convertible Debenture, net of discount                       112,500
                                                                    -----------
            Total Long Term Liabilities                                 129,893
                                                                    -----------

Shareholders' Deficit:
      Common Stock, $.001 par value, 200,000,000
          shares authorized, 29,427,590 issued & outstanding             29,428
      Additional Paid-in Capital                                      2,618,838
             Stock commitment fee                                      (190,000)
      Accumulated deficit                                            (2,763,591)
                                                                    -----------
                         Total Shareholders' Deficit                   (305,325)
                                                                    -----------
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT                           $   702,456
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND THE
           CUMULATIVE PERIOD FROM DECEMBER 7, 1983 (INCEPTION) THROUGH
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                                                   12/7/1983 (inception)
                                          2004            2003*      through 3/31/2004
                                      ------------    ------------  -------------------
Revenues                              $        506    $          0    $    277,151

Expenses                                   122,493         344,404       3,042,260

Other income                                    --              --           1,518
Net Loss                              $   (121,987)   $   (344,404)   $ (2,763,591)
                                      ============    ============    ============

Net loss per share, basic & diluted   $       (.00)   $       (.01)
                                      ============    ============

Weighted average number of              27,970,276      30,351,589
  shares outstanding

* Restated, see Note V

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
       FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND THE CUMULATIVE PERIOD
            FROM DECEMBER 7, 1983 (INCEPTION) THROUGH MARCH 31, 2004
                                   (UNAUDITED)

                                                           Deficit
                                                          Accumulated
                                             Additional   During the
                       Common Stock           Paid-in     Development
                    * Shares      Amount      Capital        Stage          Total
                   ----------   ----------   ----------    ----------    ----------
Issuance of
 stock --
 Dec. 7, 1983         126,012   $      126   $      (76)   $       --    $       50
                   ----------   ----------   ----------    ----------    ----------
Balance
Dec. 31, 1983         126,012          126          (76)           --            50

Net loss                   --           --           --           (16)          (16)
                   ----------   ----------   ----------    ----------    ----------
Balance
Dec. 31, 1984         126,012          126          (76)          (16)           34

Issuance of
 Stock                600,000          600        7,296            --         7,896
Acquisition of
 MEDX              13,200,000       13,200      501,693            --       514,893
Issuance of
 stock to effect
 MEDX
 acquisition          720,000          720         (600)           --           120

Net loss                   --           --           --       (58,661)      (58,661)
                   ----------   ----------   ----------    ----------    ----------
Balance
Dec. 31, 1985      14,646,012   $   14,646   $  508,313    $  (58,677)   $  464,282

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

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
                                   (Continued)

                                                           Deficit
                                                         Accumulated
                                           Additional    During the
                    Common Stock             Paid-in     Development
                 Shares        Amount        Capital        Stage          Total
               -----------   -----------   -----------   -----------    -----------
Balance
Dec 31, 2000    16,526,012   $    16,526   $ 1,523,533   $(1,539,059)   $     1,000

Issuance of
shares for
services         3,325,000         3,325        63,175            --         66,500

Net loss                --            --            --       (75,430)       (75,430)
               -----------   -----------   -----------   -----------    -----------
Balance
Dec 31, 2001    19,851,012        19,851     1,586,708    (1,614,489)        (7,930)

Issuance of
shares for
services         5,500,000         5,500       104,500            --        110,000

Issuance of
shares for
debt             4,182,800         4,183         6,274            --         10,457

Options
granted
below
market to
directors           50,000        50,000

Net loss                --            --            --      (177,850)      (177,850)

               -----------   -----------   -----------   -----------    -----------
Balance
Dec 31, 2002    29,533,812        29,534     1,747,482    (1,792,339)       (15,323)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
                                   (Continued)

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                    Additional      Stock        During the
                                           Common Stock              Paid-in      Commitment     Development
                                       Shares         Amount         Capital          Fee           Stage          Total
                                     -----------    -----------    -----------    -----------    -----------    -----------
Issuance of shares
To acquire                             1,000,000          1,000         (1,000)                                          --
Kryptosima

Stock for
Services                                 240,000            240        268,560             --             --        268,800

Contribution-
      shareholder                             --             --        367,950             --             --        367,950

Common stock
returned by
Directors,                            (2,944,000)        (2,944)         2,944             --             --
Contributed to capital & cancelled

Net loss for the
Year ended
Dec.31, 2003                                  --             --             --             --       (849,265)      (849,265)
                                     -----------    -----------    -----------    -----------    -----------    -----------
Balance
Dec.31, 2003                          27,829,812         27,830      2,385,936             --     (2,641,604)      (227,838)

Stock issued to
Cornell Capital as
commitment fee                         1,520,000          1,520        188,480       (190,000)            --             --

Issuance of shares
for cash                                  77,778             78          6,922             --             --          7,000

value of beneficial conversion
right associated with debenture           37,500             --             --         37,500

Net loss for the quarter                                                                            (121,987)      (121,987)
                                     -----------    -----------    -----------    -----------    -----------    -----------
Balance,
Mar 31, 2004                          29,427,590    $    29,428    $ 2,618,838    $  (190,000)   $(2,763,591)   $  (305,325)
                                     ===========    ===========    ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004
      AND 2003 AND THE CUMULATIVE PERIOD FROM DECEMBER 7, 1983 (INCEPTION)
                             THROUGH MARCH 31, 2004
                                   (UNAUDITED)

                                                                                 12/07/1983 (Inception)
                                                         2004          2003*      Through 03/31/2004
Cash Flows from Operating Activities:                -----------    -----------   ------------------
Net Loss                                             $  (121,987)   $  (344,404)   $(2,763,591)
        Non-Cash Items:
           Depreciation and amortization                   2,332              0        520,358
           Stock issued for services and
             payment of expenses                               0        166,134      1,173,875
           Options granted to directors                        0              0         50,000
           Debt forgiveness                                    0              0       (250,156)
           Write-down of assets                                0              0        589,895
        Changes in assets and liabilities:
           Increase in current assets                    (38,000)       (38,000)
           (Increase) decrease in other assets           (70,000)        50,000        (70,000)
           Increase in accounts payable
             and accrued liabilities                      82,618         68,149        317,121
                                                     -----------    -----------    -----------
Net cash used by
                operating activities                    (145,037)       (60,121)      (470,498)
                                                     -----------    -----------    -----------

Cash Flows from Investing Activities
        Cash acquired in acquisition                           0          4,000          4,000
             Investment in technology                          0              0        (50,000)
             Equipment purchase                                0              0        (25,400)
                                                     -----------    -----------    -----------

             Net cash provided by (used by)                    0          4,000        (71,400)
                Investing activities
                                                     -----------    -----------    -----------

Cash Flows from Financing Activities
        Proceeds from borrowings                         150,000         61,500        512,400
        Shareholder contributions                              0              0          9,500
        Issuance of stock                                  7,000              0         14,946
        Capital lease obligation                               0              0         25,400
        Capital lease repayments                          (1,209)             0         (2,690)
                                                     -----------    -----------    -----------
Net cash provided by
               financing activities                      155,791         61,500        559,556
                                                     -----------    -----------    -----------

Increase in Cash and Cash Equivalents                     10,754          5,379         17,658
Balance, Beginning of Period                               6,904            646              0
                                                     -----------    -----------    -----------

Balance, End of Period                               $    17,658    $     6,025    $    17,658
                                                     ===========    ===========    ===========

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
    ENDED MARCH 31, 2004 AND 2003 AND THE CUMULATIVE PERIOD FROM DECEMBER 7,
                     1983 (INCEPTION) THROUGH MARCH 31, 2004
                                   (UNAUDITED)
                                   (CONTINUED)

Supplemental Disclosures:
   Interest paid                                       $    1,200   $        0   $    1,820
  Taxes paid                                                   --           --           --

 Non-cash investing and financing activities:
      Issuance of stock for loan commitment fees       $  190,000   $       --   $  190,000
      Acquisition of Kryptosima for stock and
             assumption of liabilities, assets (net)   $       --   $  542,000   $  542,000
      Assets acquired for stock                        $       --   $       --   $1,315,013
                                                       ====================================

*Restated, see Note V

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE I - MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited consolidated financial statements for the three months ended March 31, 2004 and 2003 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of Instapay Systems, Inc. and Subsidiary (the "Company" or "Instapay") as of March 31, 2004, the results of its operations for the three months ended March 31, 2004 and 2003, and its cash flows for the three months ended March 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States. These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission and should be read in conjunction with this Quarterly Report on Form 10-QSB. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2004. Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

NOTE II - BASIS OF PRESENTATION

InstaPay's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

Instapay, since its inception, has sustained continued losses and its liabilities significantly exceed its assets. During 2003 the Company acquired Kryptosima LLC, an entity with significant assets that could generate revenue. However, as of March 31, 2004, the Company had limited revenues and cash. As such there could be substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainty of discontinuing operations.

During the reporting period, InstaPay reached an agreement with Cornell Capital Partners, LP that the Company believes will provide sufficient working capital for the Company to develop its business plans. However, there can be no assurances that InstaPay will be successful in any of its endeavors or will become financially viable.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)
                                   (CONTINUED)

NOTE III: DEFERRED COSTS

Legal and commitment fees incurred in connection with the convertible debenture have been capitalized and are being amortized over the life of the debenture which is three years.

NOTE IV: STOCK OPTIONS

No stock options were granted or exercised during the quarter ending March 31, 2004, the period being reported.

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company' net loss and loss per share would be reduced to the pro forma amounts indicated below for the quarters ended March 31, 2004 and 2003:

                                            March 31, 2004       March 31, 2003
                                            --------------       --------------
Net loss attributable to common
   shareholders, as reported                   $(121,987)            $(344,404)
                                               ---------             ---------
Stock compensation calculated under APB25             --                    --
Stock compensation calculated under SFAS 123     (98,016)              (79,649)
                                               ---------             ---------

Pro forma net loss attributable to
common shareholders                            $(220,003)            $(424,053)
                                               =========             =========

Net loss per share available to common
shareholders - basic and diluted

As reported                                    $   (0.00)            $   (0.01)
Pro forma                                      $   (0.01)            $   (0.01)

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)
                                   (CONTINUED)

NOTE V - RESTATEMENT

Instapay has made certain adjustments to the accounting for the acquisition of Kryptosima and for the accrual of directors' fees which have been reflected in the December 31, 2003 Form 10-KSB and which resulted in restatement of the previously filed Form 10-QSB for the period ended March 31, 2003. The effects of the adjustments are as follows:

                                                    As Previously
                                                       Stated       As Restated
                                                     -----------    -----------
Cash                                                 $     3,465    $     6,025
Software costs                                                --        542,000
Accounts payable and accrued liabilities               1,202,341        643,118
Additional paid-in capital                             3,135,042      2,015,042
Deficit accumulated during the development stage      (4,360,526)    (2,136,743)
Expenses                                                 856,187        344,404
Impairment loss                                        1,712,000             --
Net loss                                              (2,568,187)      (344,404)
Net loss per share, basic and diluted                       (.08)          (.01)

NOTE VI - AGREEMENT WITH CORNELL CAPITAL /CONVERTIBLE DEBENTURE

On March 17, 2004, the Company executed agreements with Cornell Capital Partners, LP ("Cornell" ), which the Company believes will provide sufficient working capital to pursue its business plan. Under the agreement, Cornell will provide bridge financing in the form of a convertible debenture ("CD"), and long-term financing under a standby equity distribution agreement ("SEDA"). Under the SEDA, InstaPay can put shares to Cornell up to a total of $5,000,000 over a 2-year period, subject to a weekly limit of $70,000. Each advance requires a 5% commitment fee be paid to Cornell. The timing and amount of these transactions is at InstaPay's discretion. For each transaction, the shares will be valued according to an average price for the 5 days following notice to Cornell. Under the terms of the CD, Cornell will provide a total of $350,000 in funding in three rounds ($150,000, $100,000, and $100,000). The CD has a due date of March 17, 2007 and accrues interest at the rate of 5% per year. No principal and interest payments are due until due date. Each round of funding requires a commitment fee of 10% of the amount advanced. The CD is convertible, at the holder's option, into shares of Instapay's common stock at the price per share equal to the lesser of (a) an amount equal to 120% of the closing bid price as of the date of the agreement, or (b) an amount equal to 80% of the lowest closing bid price for the five trading days immediately preceding the conversion date.

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)
                                   (CONTINUED)

NOTE VI - AGREEMENT WITH CORNELL CAPITAL (CONTINUED)

Instapay has the right to redeem a portion or all of the outstanding convertible debenture. The redemption price shall be 120% of the amount redeemed plus accrued interest. In the event a redemption happens, the holder of the debenture shall receive a warrant to purchase 50,000 shares of Instapay common stock for each $100,000 redeemed, prorata. The warrants shall be exercisable on the cash basis and have an exercise price of 120% of the closing bid price on the closing date. This warrants shall have piggy-back registration rights and shall survive for 2 years from the closing date.

The Company received the first round of $150,000 on March 18, 2004. On March 24, 2004, a certificate for 1,520,000 shares of restricted common stock was issued to Cornell in payment of a commitment fee required by the above-referenced agreements. These shares were issued based on the closing price of the stock on March 17, 2004 or $.125 per share for a total fee of $190,000. This fee is included as a reduction of equity as of March 31, 2004.

In accordance with EITF 98-5, the proceeds were allocated between the note and the preferential conversion feature, which amounted to $37,500. The discount of $37,500 will be amortized over the life of the debenture. For the quarter ended March 31, 2004, no amortization has occurred, due to the minimal passage of time. None of the note balance under this agreement has been converted into common stock as of March 31, 2004.

NOTE VII - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2004, InstaPay accrued $35,000 based on a board-approved payment of $5,000 per director per quarter served. Additionally, each director is entitled to a $250 fee plus reasonable travel expenses for each board meeting attended. The directors' quarterly fees are to be paid by the issuance of restricted shares of InstaPay's common stock at the respective quarter's average trading price per share. The $250 fee per board meeting and travel expenses are to be paid in cash. Additionally, each Director will be issued at the end of each year of service non-statutory stock options exercisable at the fair value of the common stock. The currently contemplated number of such options to be issued annually is derived by dividing $25,000 by the fair value of the underlying common stock at the time of grant. On March 25, 2004, certificates for a total of 77,778 shares of restricted common stock were issued to five existing shareholders to repay a $7,000 loan received by the Company prior to the completion of the above-referenced agreements with Cornell capital.

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)
                                   (CONTINUED)

NOTE VIII - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Instapay is currently involved in legal proceedings regarding 400,000 shares held by a former Director. Instapay maintains that the former Director had agreed to return these shares as part of a share return without compensation that Instapay believes all Directors agreed to. The former Director has declined to return the shares as agreed. The Company will continue to include these shares as issued and outstanding until a resolution has been reached.

PURCHASE AGREEMENT

During 2003, InstaPay's Kryptosima subsidiary signed an agreement with a vendor ("Inventech") to have "PIN pads" designed and built to the Company's specifications. PIN pads are small electronic devices for reading magnetic stripe cards and encrypting data that can be used in the Company's business to enable ATM card transactions in homes and in retail locations. Per this agreement, the Company is obligated to purchase 50 evaluation samples and two thousand production units from Inventech, at a total purchase cost of $102,500. During the quarter ending March 31, 2004, fifteen evaluation samples were received and successfully tested, and a total of $39,750 was paid to Inventech for the evaluation units already delivered, and as a deposit against additional evaluation units delivered in April and production units to be delivered in June 2004.

OBLIGATIONS UNDER CAPITALIZED LEASES

During 2003, InstaPay acquired certain equipment under a capital lease, which is secured by the related asset. As of March 31, 2004, the capital lease obligation has been recorded as equipment with a cost totaling $25,400 and accumulated depreciation of $2,540.

Future minimum rental payments under the capital lease and the net present value of future lease payments at March 31, 2004 are as follows:

               Year ending Dec 31,            Amount
                      2004                   $ 6,303
                      2005                     8,403
                      2006                     8,403
                      2007                     6,303
                                             -------
        Total minimum lease payments         29,411

        Less: Amount representing Interest   (6,701)
                                             -------
        Present value of future minimum
        Lease payments                       22,710

        Less:  Current portion               (5,317)
                                            --------
                                            $17,393
                                            =======

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)
                                   (CONTINUED)

NOTE IX - SUBSEQUENT EVENTS

On April 1, 2004, Instapay entered into a Services Agreement with a company to provide certain investor relations and public relations services. This agreement has a three month term and requires a payment of $3,500 per month.

On April 7, 2004, Instapay entered into a consulting agreement to provide a variety of consulting services. This agreement requires a one-time payment of $10,000 and provides for up to 75 hours of consulting services.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

InstaPay Systems, Inc. ("InstaPay") has effectively been a development stage enterprise since its inception in 1983. InstaPay generated no revenue in 2002 and minimal revenue in 2003.

During the quarter ended March 31, 2004, InstaPay continued to focus its efforts on developing the Kryptosima business opportunity. InstaPay believes payENKRYPT is the first and so far only service approved and in production that enables web merchants to accept ATM Card payments. InstaPay charges merchants a fee per transaction for the service. Because ATM card payments offer merchants lower fees and less risk than credit card transactions, the Company is optimistic that the service will be marketed successfully to a broad range of eCommerce merchants, including target markets such as on-line brokerages that can not accept credit cards and therefore have no other method for on-line real-time payments. Other target markets include airlines, and upscale retailers selling online, and companies issuing prepaid cards that could be reloaded online.

During the three month periods ended March 31, 2004 and 2003, Instapay's operating activity consisted of expenses related to the continued development of InstaPay's payENKRYPT service and certain legal, accounting, and administrative activities.

During the three months ended March 31, 2004, the expenses charged to operations of $122,493 represent a decrease of $221,911 or 64.4% versus the expenses of $344,404 charged to operations for the three months ended March 31 2003. This decrease is due primarily to the fact that during the first quarter of 2003, expenses charged to operations included various one-time marketing and investor relations costs totaling $166,134. Liquidity: As InstaPay introduces its payENKRYPT service, it is anticipated that additional working capital will be required to fund operations until breakeven is reached. InstaPay's officers and directors believe that the agreements reached with Cornell Capital Partners in March 2004 will provide sufficient working capital for the Company to implement its plans. However, then can be no assurance that these arrangements will be sufficient. See Note V for additional discussion of the Cornell agreements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who has served as the principal financial and accounting officer) and its President and CEO (who serves as the principal operating officer). Based upon that evaluation, the Company's Chairman and President have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

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

                              INSTAPAY SYSTEMS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2004
                                   (UNAUDITED)

PART II - Other Information

Item 1. Legal Proceedings

As of the date of this filing, the Company is involved in legal proceedings regarding 400,000 shares held by a former Director. The Company maintains that the former Director had agreed to return these shares as part of a share return without compensation that the Company believes that all Directors agreed to. This share return was affirmed in writing in 2003 by a board resolution as reported by an 8-K filed July 17, 2003. All other Directors involved have returned shares as agreed. This former Director has declined to return these shares. Both parties have retained counsel, but no litigation or formal negotiations via counsel have begun yet. The Company does not expect this matter to have a significant impact. The Company will continue to include these shares in the total shares issued and outstanding until a resolution has been reached.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the three months ended March 31, 2004, the Company issued 1,597,778 shares of restricted common stock for financing costs and professional fees, as outlined below.

On March 17, 2004, the Company executed agreements with Cornell Capital Partners, LP ("Cornell" ), to provide working capital. Under the agreement, Cornell will provide bridge financing in the form of a convertible debenture ("CD"), and long-term financing under a standby equity distribution agreement ("SEDA"). Details of these agreements are provided in Note V to the financials above.

On March 18, 2004, the Company received $150,000 from Cornell, as the first round of funding under the CD agreement with Cornell. From this $150,000, $30,000 was paid towards legal and other fees due to Cornell. The balance of $120,000 will be used for routine operating expenses for March and April 2004, some past-due amounts from previous months, and a $30,000 deposit on the purchase of inventory as described under "Minimum Purchase Agreement" in Note VIII to the financials above.

On March 24, 2004, a certificate for 1,520,000 shares of restricted common stock was issued to Cornell Capital Partners in payment of a commitment fee required by the above-referenced agreements. These shares were issued based on the closing price of the stock on March 17, 2004 or $.125 per share for a total fee of $190,000. This fee is included in deferred costs as of March 31, 2004.

On March 25, 2004, certificates for a total of 77,778 shares of restricted common stock were issued to five existing shareholders to repay a $7,000 loan received by the Company prior to the completion of the above-referenced agreements with Cornell capital.

                              INSTAPAY SYSTEMS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2004
                                   (UNAUDITED)

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

On March 15, 2004, a Form 8-K was filed indicating that the Company had retained Stonefield Josephson, Inc. as its new independent auditors.

On March 22, 2004 a Form 8-K was filed indicating that the Company had reached an agreement with Cornell Capital Partners to provide the Company with working capital in the form of bridge funding (a $350,000 convertible debenture) and long term funding (a Standby Equity Distribution Agreement for up to $5,000,000 in capital over a two year period).

On March 30 and 31, Form 8-Ks were filed providing information supplemental to the March 15 filing.

31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                          ***SIGNATURE PAGE FOLLOWS***

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorize InstaPay Systems Inc.REGISTRANT


By: /s/ Harry Hargens
   --------------------------------
        Harry Hargens, President


By: /s/ Aubrye A. Harris
   --------------------------------
        Aubrye A. Harris, Director


By: /s/ Frank De Santis
   --------------------------------
        Frank De Santis, Director


By: /s/ Song Liping
   --------------------------------
        Song Liping, Director


By: /s/ R. B. Harris
   --------------------------------
        R. B. Harris, Director


By: /s/ Gregory Lewis
   --------------------------------
        Gregory Lewis, Director


By: /s/ Thomas Tesmer
   --------------------------------
        Thomas Tesmer, Director

Dated: May 23, 2004