Form 10QSB
period 2004-06-30
INSTAPAY SYSTEMS INC
filed 2004-08-23
CIK 846494

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004.


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

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

      On August 23, 2004, there were 29,427,590 shares of Common Stock outstanding.

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2004

                                      INDEX

PART I - Financial Information

  Item 1- Financial Statements                                          Page No.

  Unaudited Consolidated Balance Sheet as of June 30, 2004                 3

  Unaudited Consolidated Statements of Operations for the quarters
  ended June 30, 2004 and 2003                                             4

  Unaudited Consolidated Statements of Operations for the
  six months ended  June 30, 2004 and 2003 and the cumulative period
  from December 7, 1983 (inception) through June 30, 2004                  5

  Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 and the cumulative
  period from December 7, 1983 (inception) through June 30, 2004           6

  Unaudited Consolidated Statement of Changes in Stockholders' Equity/ Deficit for the six months ended June 30, 2004 and the cumulative
  period from December 7, 1983 (inception) through June 30, 2004           7

  Notes to the Unaudited Consolidated Financial Statements                14

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  20

  Item 3 - Controls and Procedures                                        21

PART II - Other Information                                               22

   Item 6 - Exhibits and reports on form 8-K                              23

   Signatures                                                             24

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS

Current Assets:
         Cash                                                       $    10,509
         Deposits                                                        34,800
                                                                    -----------
          Total Current Assets                                           45,309
                                                                    -----------

Equipment, net of $8,310 of depreciation                                 32,090

Other Assets:
         Software costs                                                 542,000
         Deferred Costs, net of $4,062 accumulated amortization          31,938
                                                                    -----------
         Total Other Assets                                             573,938

TOTAL ASSETS                                                        $   651,337
                                                                    ===========

                       LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities:
         Accounts Payable and Accrued Expenses                      $   497,824
              Due to Officer                                            269,000
         Shareholders' Advances                                          15,425
         Accrued Directors Fees                                         203,000
            Current Portion, Capital Lease Obligation                     5,591
                                                                    -----------
               Total Current Liabilities                                990,840

Long Term Liabilities:
           Capital Lease Obligation, net of current portion              15,435
           5% Convertible Debenture, net of discount
                  and amortization to discount                          115,625
                                                                    -----------
               Total Long Term Liabilities                              131,060

Shareholders' Deficit:
         Common Stock, $.001 par value, 200,000,000 shares
            authorized, 29,427,590 shares issued & outstanding           29,428
         Additional Paid-in Capital                                   2,718,838
             Stock commitment fees/deferred offering costs             (252,154)
         Accumulated deficit                                         (2,966,675)
                                                                    -----------
                            Total Shareholders' Deficit                (470,563)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT                           $   651,337
                                                                    ===========

      The accompanying notes are an integral part of these consolidated financial statements.

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE QUARTERS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                      2004             2003*
                                                 ------------      ------------
Revenues                                         $      2,707      $      5,000

Expenses                                              205,791           202,946

Other income                                               --             1,453
                                                 ------------      ------------

Net Loss                                         $   (203,084)     $   (196,493)
                                                 ============      ============

Net loss per share, basic & diluted              $       (.01)     $       (.01)
                                                 ============      ============

Weighted average number of
  shares outstanding                               29,427,590        30,773,812
                                                 ============      ============

* Restated, see Note V

      The accompanying notes are an integral part of these consolidated financial statements.

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND THE
           CUMULATIVE PERIOD FROM DECEMBER 7, 1983 (INCEPTION) THROUGH
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                                                   12/7/1983 (inception)
                                         2004              2003*     through 6/30/2004
                                      ------------    ------------    ------------
Revenues                              $      3,213    $      5,000    $    279,858

Expenses                                   328,284         547,350       3,248,051

Other income                                    --           1,453           1,518
                                      ============    ============    ============

Net Loss                              $   (325,071)   $   (540,897)   $ (2,966,675)
                                      ============    ============    ============

Net loss per share, basic & diluted   $       (.01)   $       (.02)
                                      ============    ============

Weighted average number of
  shares outstanding                    28,698,933      30,563,867
                                      ============    ============

* Restated, see Note V

      The accompanying notes are an integral part of these consolidated financial statements.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
        FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND THE CUMULATIVE PERIOD
             FROM DECEMBER 7, 1983 (INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)

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

----------
* All share amounts restated for a December 31, 2002 2 for 1 stock split.

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

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
                                   (Continued)

                                                               Deficit
                                                            Accumulated
                                               Additional    During the
                        Common Stock            Paid-in      Development
                   Shares        Amount         Capital        Stage           Total
                -----------    -----------    -----------    -----------     -----------
Balance
Dec 31, 2000     16,526,012    $    16,526    $ 1,523,533    $(1,539,059)    $     1,000

Issuance of
shares for
services          3,325,000          3,325         63,175             --          66,500

Net loss                 --             --             --        (75,430)        (75,430)
                -----------    -----------    -----------    -----------     -----------
Balance
Dec 31, 2001     19,851,012         19,851      1,586,708     (1,614,489)         (7,930)

Issuance of
shares for
services          5,500,000          5,500        104,500             --         110,000

Issuance of
shares for
debt              4,182,800          4,183          6,274             --          10,457

Options
granted
below
market to
directors                                                         50,000          50,000


Net loss                 --             --             --       (177,850)        177,850)

                -----------    -----------    -----------    -----------     -----------
Balance
Dec 31, 2002     29,533,812         29,534      1,747,482     (1,792,339)        (15,323)

The accompanying notes are an integral part of these consolidated financial statements.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
                                   (Continued)

                                                                                        Stock          Deficit
                                                                                       Commitment     Accumulated
                                                                       Additional     Fees/Deferred   During the
                                              Common Stock               Paid-in        Offering      Development
                                          Shares        Amount           Capital         Costs           Stage           Total
                                      -----------     -----------     -----------     -----------     -----------     -----------
Shares issued to acquire
Kryptosima                              1,000,000           1,000          (1,000)                                             --

Stock for
Services                                  240,000             240         268,560              --              --         268,800

Contribution-
      shareholder                              --              --         367,950              --              --         367,950

Common stock returned
by Directors,                          (2,944,000)         (2,944)          2,944              --              --
Contributed to capital & cancelled

Net loss for year
Ended 12/31/03                                 --              --              --              --        (849,265)       (849,265)
                                      -----------     -----------     -----------     -----------     -----------     -----------
Balance
Dec.31, 2003                           27,829,812          27,830       2,385,936              --      (2,641,604)       (227,838)

Stock issued to
Cornell Capital as
commitment fee                          1,520,000           1,520         188,480        (190,000)             --              --

Issuance of shares
for cash                                   77,778              78           6,922              --              --           7,000

value of beneficial conversion
right associated with debenture                                           137,500              --              --         137,500

Deferred offering costsn                                                                  (62,154)                        (62,154)

Net loss for the six months
Ended 6/30/04                                  --              --              --              --        (325,071)       (325,071)
                                      -----------     -----------     -----------     -----------     -----------     -----------
Balance
6/30/04                                29,427,590         $29,428     $ 2,718,838     $  (252,154)    $(2,966,675)    $  (470,563)
                                      ===========     ===========     ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
                      ENDED JUNE 30, 2004 AND 2003 AND THE
                     CUMULATIVE PERIOD FROM DECEMBER 7, 1983
                        (INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)

                                                                                    12/07/1983 (Inception)
                                                         2004            2003*      Through  06/30/2004
                                                      -----------     -----------     -----------
Cash Flows from Operating Activities:
Net Loss                                              $  (325,071)    $  (540,897)    $(2,966,675)
         Non-Cash Items:
            Depreciation and amortization                  11,227           1,500         529,253
            Stock issued for services and
                  payment of expenses                                     240,798       1,173,875
                Options granted to directors                                               50,000

                Debt  forgiveness                                                        (250,156)

               Write-down of assets                                                       589,895

           Changes in assets and liabilities:
               (Increase) in current assets               (34,800)                        (34,800)
               (Increase) decrease in other assets        (97,154)         50,000         (97,154)
           Increase in accounts payable
                 and accrued liabilities                  195,296         142,195         429,799
                                                      ===========     ===========     ===========
Net cash used by
                operating activities                     (250,502)       (106,404)       (575,963)
                                                      -----------     -----------     -----------
Cash Flows from Investing Activities
         Cash acquired in acquisition                           0           4,000           4,000
             Investment in technology                           0                         (50,000)
             Equipment purchase                                 0                         (25,400)
                                                      -----------     -----------     -----------
             Net cash provided by (used by)
            Investing activities                                0           4,000         (71,400)

Cash Flows from Financing Activities
         Proceeds from borrowings                         250,000         108,500         612,400
         Shareholder contributions                                                          9,500
         Issuance of stock                                  7,000                          14,946
         Capital lease obligation                                                          25,400
         Capital lease repayments                          (2,893)                         (4,374)
                                                      -----------     -----------     -----------
Net cash provided by
                financing activities                      254,107         108,500         657,872
                                                      -----------     -----------     -----------
Increase in Cash and Cash Equivalents                       3,605           6,096          10,509
Balance, Beginning of Period                                6,904             646               0
                                                      -----------     -----------     -----------

Balance, End of Period                                $    10,509     $     6,742     $    10,509
                                                      ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
     ENDED JUNE 30, 2004 AND 2003 AND THE CUMULATIVE PERIOD FROM DECEMBER 7,
                     1983 (INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                 12/07/1983 (Inception)
                                                         2004            2003*    Through  06/30/2004
                                                        ----------    ----------    -----------
Supplemental Disclosures:
   Interest paid                                        $    4,522    $       --    $    5,142
  Taxes paid                                            $       --    $       --    $       --

 Non-cash investing and financing activities:
      Issuance of stock for loan commitment fees        $  190,000            --    $  190,000
      Acquisition of Kryptosima for stock and
             assumption of liabilities, assets (net)    $       --       542,000    $  542,000
      Assets acquired for stock                         $       --            --    $1,315,013

----------

*Restated, see Note V

The accompanying notes are an integral part of these consolidated financial statements.

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE I - MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with the Form 10-QSB instructions and contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Instapay Systems, Inc. (InstaPay) as of June 30, 2004; and the results of operations and cash flows for the three and six month periods ended June 30 2004 and 2003 in conformity with accounting principles generally accepted in the United States. These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission and should be read in conjunction with this Quarterly Report on Form 10-QSB. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2004. Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

NOTE II - BASIS OF PRESENTATION

InstaPay's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

Instapay, since its inception, has sustained continued losses and its liabilities significantly exceed its assets. During 2003 the Company acquired Kryptosima LLC, an entity with significant assets that could generate revenue. However, as of June 30, 2004, the Company had limited revenues and cash. As such there could be substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainty of discontinuing operations.

During the first quarter of 2004, InstaPay reached an agreement with Cornell Capital Partners, LP that the Company believes will provide sufficient working capital for the Company to develop its business plans. However, there can be no assurances that InstaPay will be successful in any of its endeavors or will become financially viable.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
                                   (CONTINUED)

NOTE III: DEFERRED COSTS

Legal and commitment fees incurred in connection with the convertible debentures have been capitalized and are being amortized over the life of the debentures which is three years.

NOTE IV: STOCK OPTIONS

No stock options were granted or exercised during the quarter ending June 30, 2004, the period being reported, or during the six months ended June 30, 2004.

The Company grants stock options with an exercise price equal to at least the fair value of the stock at the date of grant. The Company has elected to continue to account for its employee stock-based compensation plans using an intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equal or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company does present in a pro forma disclosure the compensation expense that would have been recognized if the fair value methodology prescribed by SFAS No. 123 had been used.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company' net loss and loss per share would be reduced to the pro forma amounts indicated below for the six months ended June 30, 2004 and 2003:

                                              June 30, 2004  June 30, 2003
                                                ---------     ---------
Net loss attributable to common
   shareholders, as reported                    $(325,071)    $(540,897)
Stock compensation calculated under APB25              --            --
Stock compensation calculated under SFAS 123    $(212,460)    $(177,330)
                                                ---------     ---------
Pro forma net loss attributable to
common shareholders                             $(537,531)    $(718,227)
                                                =========     =========
Net loss per share available to common
shareholders - basic and diluted

As reported                                     $    (.01)    $    (.02)
Pro forma                                       $    (.02)    $    (.02)

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
                                   (CONTINUED)

NOTE V - RESTATEMENT

Instapay has made certain adjustments to the accounting for the acquisition of Kryptosima and for the accrual of directors' fees which have been reflected in the December 31, 2003 Form 10-KSB and which resulted in restatement of the previously filed Form 10-QSB for the period ended June 30, 2003. The effects of the adjustments are as follows:

                                                    As Previously
                                                       Stated       As Restated
                                                    -----------     -----------
Cash                                                $     5,219     $     6,742
Software costs                                               --         542,000
Accounts payable and accrued liabilities              1,299,863         717,164
Additional paid-in capital                            3,135,042       2,015,042
Deficit accumulated during the development stage     (4,579,458)     (2,333,236)
Expenses                                                218,932         202,946
Net loss                                               (218,932)       (196,493)
Net loss per share, basic and diluted                      (.01)           (.01)

NOTE VI - AGREEMENT WITH CORNELL CAPITAL /CONVERTIBLE DEBENTURE

On March 17, 2004, the Company executed agreements with Cornell Capital Partners, LP ( "Cornell" ), which the Company believes will provide sufficient working capital to pursue its business plan. Under the agreement, Cornell will provide bridge financing in the form of a convertible debenture ("CD"), and long-term financing under a standby equity distribution agreement ("SEDA"). Under the SEDA, InstaPay can put shares to Cornell up to a total of $5,000,000 over a 2-year period, subject to a weekly limit of $70,000. Each advance requires a 5% commitment fee be paid to Cornell. The timing and amount of these transactions is at InstaPay's discretion. For each transaction, the shares will be valued according to an average price for the 5 days following notice to Cornell. Under the terms of the CD, Cornell will provide a total of $350,000 in funding in three rounds ($150,000, $100,000, and $100,000). The CD has a due date of March 17, 2007 and accrues interest at the rate of 5% per year. No principal and interest payments are due until due date. Each round of funding requires a commitment fee of 10% of the amount advanced. The CD is convertible, at the holder's option, into shares of Instapay's common stock at the price per share equal to the lesser of (a) an amount equal to 120% of the closing bid price as of the date of the agreement, or (b) an amount equal to 80% of the lowest closing bid price for the five trading days immediately preceding the conversion date.

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
                                   (CONTINUED)

NOTE VI - AGREEMENT WITH CORNELL CAPITAL (CONTINUED)

Instapay has the right to redeem a portion or all of the outstanding convertible debenture. The redemption price shall be 120% of the amount redeemed plus accrued interest. In the event of a redemption, the holder of the debenture shall receive a warrant to purchase 50,000 shares of Instapay common stock for each $100,000 redeemed, prorata. The warrants shall be exercisable on a cash basis and have an exercise price of 120% of the closing bid price on the closing date. The warrants shall have piggy-back registration rights and shall survive for 2 years from the closing date.

On March 24, 2004, a certificate for 1,520,000 shares of restricted common stock was issued to Cornell in payment of a commitment fee required by the above-referenced agreements. These shares were issued based on the closing price of the stock on March 17, 2004 or $.125 per share for a total fee of $190,000. This fee is included as a reduction of equity as of March 31, 2004.

The Company received the first round of $150,000 under the debenture on March 18, 2004. As outlined above, the note-holder has a right to convert this debt to equity. In cases where the exercise of conversion rights could result in a note-holder receiving shares at a conversion price less than the current fair market value of the shares, EITF 98-5 requires that the company immediately recognize an expense (a beneficial conversion feature) representing the difference between the conversion price and the market price, even if no such conversion has occurred. In accordance with EITF 98-5, a beneficial conversion feature (BCF) with a value of $37,500 was recognized related to this $150,000 funding. This BCF was booked as a $37,500 debt discount and a $37,500 increase in Additional Paid In Capital. The discount of $37,500 will be amortized over the 3-year life of the debenture. For the quarter ended March 31, 2004, no amortization was recorded, due to the minimal passage of time. For the quarter ended June 30, 2004, $3,125 of the $37,500 was amortized. This was recorded as a $3,125 decrease in debt discount, and a $3,125 charge to interest expense.

Upon the company's filing of its SB-2 registration with the Securities & exchange commission, in accordance with the agreement the company received the second round of $100,000 on June 11. In accordance with EITF 98-5, a beneficial conversion feature with a value of $113,333 was calculated related to this $100,000 funding. Because the calculated BCF of $113,333 exceeds the $100,000 cash received, a BCF equal to the cash received was recognized. For the quarter ended June 30, 2004, no amortization of this $100,000 BCF was recorded due to the minimal passage of time.

None of the note balance under this debenture agreement has been converted into common stock as of June 30, 2004.

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
                                   (CONTINUED)

NOTE VII - RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2004, InstaPay accrued $35,000 based on a board-approved payment of $5,000 per director per quarter served. Additionally, each director is entitled to a $250 fee plus reasonable travel expenses for each board meeting attended. The directors' quarterly fees are to be paid by the issuance of restricted shares of InstaPay's common stock at the respective quarter's average trading price per share. The $250 fee per board meeting and travel expenses are to be paid in cash. Additionally, each Director will be issued at the end of each year of service non-statutory stock options exercisable at the fair value of the common stock. The currently contemplated number of such options to be issued annually is derived by dividing $25,000 by the fair value of the underlying common stock at the time of grant.

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

PURCHASE AGREEMENT During 2003, InstaPay's Kryptosima subsidiary signed an agreement with a vendor ("Inventech") to have "PIN pads" designed and built to the Company's specifications. PIN pads are small electronic devices for reading magnetic stripe cards and encrypting data that can be used in the Company's business to enable ATM card transactions in homes and in retail locations. Per this agreement, the Company is obligated to purchase 50 evaluation samples and two thousand production units from Inventech, at a total purchase cost of $102,500. During the quarter ending March 31, 2004, fifteen evaluation samples were received and successfully tested, and a total of $39,750 was paid to Inventech for the evaluation units already delivered, and as a deposit against additional evaluation units delivered in April and production units to be delivered later. During the quarter ended June 30, 2004, the balance of the evaluation 50 units were received and paid for. All of these units were used as lab samples or distributed to customers during the quarter, resulting in zero inventory on hand as of June 30, 2004. The company expects to receive the first 1,000 production units in a series of shipments during July and August.

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
                                   (CONTINUED)

NOTE VIII - COMMITMENTS AND CONTINGENCIES (continued)

OBLIGATIONS UNDER CAPITALIZED LEASES

During 2003, InstaPay acquired certain equipment under a capital lease, which is secured by the related asset. As of June 30, 2004, the capital lease obligation has been recorded as equipment with a cost totaling $ 25,400 and accumulated depreciation of $ 3,810.

Future minimum rental payments under the capital lease and the net present value of future lease payments at June 30, 2004 are as follows:

                  Year ending Dec 31,                 Amount
                           2004                       $ 3,501
                           2005                         8,403
                           2006                         8,403
                           2007                         6,303
                                                     --------
         Total minimum lease payments                  26,610

         Less: Amount representing Interest            (5,584)
                                                     --------
         Present value of future minimum
         Lease payments                                21,026

         Less:  Current portion                        (5,591)
                                                     --------
                                                     $ 15,435
                                                     ========

NOTE IX - SUBSEQUENT EVENTS

On August 13, 2004 the company received the 3rd and final round of funding ($100,000) under the debenture agreement described in Note VI above.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

InstaPay Systems, Inc. ("InstaPay") has effectively been a development stage enterprise since its inception in 1983. InstaPay generated no revenue in 2002 and minimal revenue in 2003.

During the quarter ended June 30, 2004, InstaPay continued to focus its efforts on developing the Kryptosima business opportunity. InstaPay believes payENKRYPT is the first and so far only service approved and in production that enables web merchants to accept ATM Card payments. InstaPay charges merchants a fee per transaction for the service. Because ATM card payments offer merchants lower fees and less risk than credit card transactions, the Company is optimistic that the service will be marketed successfully to a broad range of eCommerce merchants, including target markets such as on-line brokerages that can not accept credit cards and therefore have no other method for on-line real-time payments. Other target markets include airlines, and upscale retailers selling online, and companies issuing prepaid cards that could be reloaded online.

During the quarter ended June 30, 2004, InstaPay also began to explore discussions with potential acquisition candidates that might offer synergies with its Kryptosima business unit. These discussions are consistent with InstaPay's previously stated goal of seeking additional acquisitions that might add value for shareholders. These discussions are preliminary and may not result in any definitive agreement(s).

During the three and six month periods ended June 30, 2004 and 2003, Instapay's operating activity consisted of expenses related to the continued development of InstaPay's pay ENKRYPT service and certain legal, accounting, and administrative activities.

During the three months ended June 30, 2004, the expenses charged to operations of $205,791 represent an increase of $2,845 or 1% versus the expenses of $202,946 charged to operations for the three months ended June 30, 2003. Although the total expenses for these quarters remained virtually unchanged, operational expenses are remaining fairly constant while the components of the administrative expenses have changed. Accounting fees have risen significantly while investor relations and marketing expenses have declined considerably.

During the six months ended June 30, 2004, the expenses charged to operations of $328,284 represent a decrease of $219,066 or 40% versus the expenses of $547,350 charged to operations for the six months ended June 30, 2003. This decrease is due primarily to the fact that during the first six months of 2003, expenses charged to operations included various one-time marketing and investor relations costs totaling $240,798.

Liquidity: As InstaPay introduces its payENKRYPT service, it is anticipated that additional working capital will be required to fund operations until breakeven is reached. InstaPay's officers and directors believe that the agreements reached with Cornell Capital Partners in March 2004 will provide sufficient working capital for the Company to implement its plans. However, there can be no assurance that these arrangements will be sufficient. See Note VI for additional discussion of the Cornell agreements.

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

                              INSTAPAY SYSTEMS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the six months ended June 30, 2004, the Company issued no shares of common stock.

On June 11, 2004, the Company received $100,000 from Cornell, as the second round of funding under a previously reported convertible debenture agreement with Cornell.

                              INSTAPAY SYSTEMS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2004
                                   (UNAUDITED)

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information None

Item 6 - Exhibits and Reports on Form 8-K

None.

31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                          ***SIGNATURE PAGE FOLLOWS***

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorize InstaPay Systems Inc.REGISTRANT

By: /S/
   --------------------------------------------------
         Harry Hargens, President

By: /S/
    -------------------------------------------------
         Aubrye A. Harris, Director

By:/S/
   --------------------------------------------------
         Frank De Santis, Director

By:/S/
   --------------------------------------------------
         Song Liping, Director

By:/S/
   --------------------------------------------------
         R. B. Harris, Director

By:/S/
   --------------------------------------------------
         Gregory Lewis, Director

By:/S/
   --------------------------------------------------
         Thomas Tesmer, Director

Dated:            August 20, 2004