Form 10QSB
period 2004-09-30
INSTAPAY SYSTEMS INC
filed 2004-11-22
CIK 846494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2004.

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

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___


      On November 8, 2004, there were 30,515,787 shares of Common Stock outstanding.

                             INSTAPAY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2004

                                      INDEX

PART I - Financial Information

            Item 1- Financial Statements                                           Page No.
            Unaudited Consolidated Balance Sheet as of September 30, 2004             3

            Unaudited Consolidated Statements of Operations for the quarters
            ended September 30, 2004 and 2003                                         4

            Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2004 and 2003 and the cumulative period
            from December 7, 1983 (inception) through September 30, 2004              5

            Unaudited Consolidated Statement of Stockholders' Equity/
            (Deficit) for the cumulative period from December 7, 1983
            (inception) through September 30, 2004                                    6

            Unaudited Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2004 and 2003 and the cumulative
            period from December 7, 1983 (inception) through September 30, 2004      13

            Notes to the Unaudited Consolidated Financial Statements                 15

            Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                   22

            Item 3 - Controls and Procedures                                         24

PART II - Other Information                                                          25

            Item 6 - Exhibits and reports on form 8-K                                26

            Signatures                                                               27

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS
Current Assets:
            Cash                                                       $     7,274
             Inventory                                                      22,230
            Deposits                                                        42,750
                                                                       -----------
          Total Current Assets                                              72,254
                                                                       -----------

Equipment, net of $10,330 of depreciation                                   30,070
                                                                       -----------

Other Assets:
            Software costs                                                 542,000
            Deferred costs, net of $7,812 accumulated amortization          38,188
                                                                       -----------
         Total Other Assets                                                580,188
                                                                       -----------

TOTAL ASSETS                                                           $   682,512
                                                                       ===========


                       LIABILITIES & SHAREHOLDERS' DEFICIT

Current Liabilities:
            Accounts payable and accrued expenses                      $   413,716
             Due to officer                                                226,000
            Shareholders' advances                                          16,425
            Accrued directors fees                                          38,000
             Current portion, capital lease obligation                       5,806
                                                                       -----------
                  Total Current Liabilities                                699,947
                                                                       -----------

Long Term Liabilities:
              Capital lease obligation, net of current portion              13,900
              5% Convertible debenture, net of discount                    194,508
                                                                       -----------
                  Total Long Term Liabilities                              208,408
                                                                       -----------

Shareholders' Deficit:
            Common stock, $.001 par value, 200,000,000
                shares authorized, 30,515,787 issued & outstanding          30,516
            Additional paid-in capital                                   3,139,533
             Stock commitment fees/deferred offering costs                (272,955)
            Accumulated deficit                                         (3,122,937)
                                                                       -----------
                               Total Shareholders' Deficit                (225,843)
                                                                       -----------

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT                              $   682,512
                                                                       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                   2004                2003*
                                               ------------        ------------
Revenues                                       $      2,711        $        119

Expenses                                            158,973             187,299

Other income/expense                                     --                  65
                                               ------------        ------------

Net Loss                                       $   (156,262)       $   (187,115)
                                               ============        ============

Net loss per share, basic & diluted            $       (.01)       $       (.01)
                                               ============        ============

Weighted average number of
  shares outstanding                             29,616,842          27,829,812
                                               ============        ============

* Restated, see Note V

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND THE
           CUMULATIVE PERIOD FROM DECEMBER 7, 1983 (INCEPTION) THROUGH
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                        12/7/1983 (inception)
                                            2004              2003*       through 9/30/2004
                                        ------------      ------------      ------------
Revenues                                $      5,924      $      5,119      $    282,569

Expenses                                     487,257           734,649         3,407,024

Other income/expense                              --             1,518             1,518
                                        ------------      ------------      ------------

Net Loss                                $   (481,333)     $   (728,012)     $ (3,122,937)
                                        ============      ============      ============

Net loss per share, basic & diluted     $       (.02)         $ ( .02)
                                        ============      ============

Weighted average number of
  shares outstanding                      29,007,136        29,642,501
                                        ============      ============

* Restated, see Note V

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
           FOR THE CUMULATIVE PERIOD FROM DECEMBER 7, 1983 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2004
                                  (UNAUDITED)

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

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
                                    UNAUDITED
                                   (CONTINUED)

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

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
                                    UNAUDITED
                                   (CONTINUED)

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

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
                                    UNAUDITED
                                   (CONTINUED)

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

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
                                    UNAUDITED
                                   (CONTINUED)

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

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
                                    UNAUDITED
                                   (CONTINUED)

                                                                                    Stock           Deficit
                                                                                 Commitment       Accumulated
                                                                 Additional     Fees/Deferred      During the
                                      Common Stock                Paid-in         Offering        Development
                                Shares           Amount           Capital           Costs            Stage            Total
                              -----------      -----------      -----------      -----------      -----------      -----------
Issuance of shares
To acquire                      1,000,000            1,000           (1,000)                                                --

Kryptosima
Stock for
Services                          240,000              240          268,560               --               --          268,800

Contribution-
      shareholder                      --               --          367,950               --               --          367,950

Common stock returned
by Directors,
Contributed to capital
& cancelled                    (2,944,000)          (2,944)           2,944               --               --               --

Net loss for year
Ended 12/31/03                         --               --               --               --         (849,265)        (849,265)
                              -----------      -----------      -----------      -----------      -----------      -----------

Balance
Dec.31, 2003                   27,829,812           27,830        2,385,936               --       (2,641,604)        (227,838)

Stock issued to
Cornell Capital as
Commitment fee                  1,520,000            1,520          188,480         (190,000)              --               --

Issuance of shares
For cash                           77,778               78            6,922               --               --            7,000

Value of beneficial
Conversion right

Associated with debenture                                           170,833               --               --          170,833

Deferred offering costs                                                              (82,955)                          (82,955)

Issuance of
Shares for
Services                        1,088,197            1,088          387,362                                            388,450

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
                                    UNAUDITED
                                   (CONTINUED)

                                                                        Stock           Deficit
                                                                      Commitment      Accumulated
                                                      Additional     Fees/Deferred     During the
                            Common Stock               Paid-in         Offering       Development
                       Shares           Amount         Capital          Costs            Stage            Total
                     -----------     -----------     -----------     -----------      -----------      -----------
Net loss for the
nine months
Ended 9/30/04                 --              --              --              --         (481,333)        (481,333)
                     -----------     -----------     -----------     -----------      -----------      -----------

Balance
9/30/04               30,515,787     $    30,516     $ 3,139,533     $  (272,955)     $(3,122,937)     $  (225,843)
                     ===========     ===========     ===========     ===========      ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
   SEPTEMBER 30, 2004 AND 2003 AND THE CUMULATIVE PERIOD FROM DECEMBER 7, 1983
                     (INCEPTION) THROUGH SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                                       12/07/1983 (Inception)
                                                            2004             2003*      Through  9/30/2004
                                                         -----------      -----------      -----------
Cash Flows from Operating Activities:
Net Loss                                                 $  (481,333)     $  (728,012)     $(3,122,937)
            Non-Cash Items:
               Depreciation and amortization                  29,213            2,250          547,239
               Stock issued for services and
                  payment of expenses                        378,450          268,800        1,552,325
                Options granted to directors                                                    50,000
                Debt forgiveness                                                              (250,156)
               Write-down of assets                                                            589,895
           Changes in assets and liabilities:
               (Increase) decrease in inventory              (22,230)               -          (22,230)
               (Increase) decrease in deposits               (42,750)               -          (42,750)
               (Increase) decrease in deferred costs        (117,955)          50,000         (117,955)
               Increase (decrease) in accounts payable
                 and accrued liabilities                     (95,812)         148,773          138,691
                                                         -----------      -----------      -----------

Net cash used by
                operating activities                        (352,417)        (258,189)        (677,878)
                                                         -----------      -----------      -----------

Cash Flows from Investing Activities
            Cash acquired in acquisition                                        4,000            4,000
             Investment in technology                                                          (50,000)
             Equipment purchase                                                                (25,400)
                                                         -----------      -----------      -----------
             Net cash provided by (used by)
               Investing activities                                0            4,000          (71,400)
                                                         -----------      -----------      -----------

Cash Flows from Financing Activities
            Proceeds from borrowings                         350,000          264,400          712,400
            Shareholder contributions                                                            9,500
            Issuance of stock                                  7,000                            14,946
            Capital lease obligation                                                            25,400
            Capital lease repayments                          (4,213)                           (5,694)
                                                         -----------      -----------      -----------

Net cash provided by
                   financing activities                      352,787          264,400          756,552
                                                         -----------      -----------      -----------

Increase in Cash and Cash Equivalents                            370           10,211            7,274
Balance, Beginning of Period                                   6,904              646                0
                                                         -----------      -----------      -----------

Balance, End of Period                                   $     7,274      $    10,857      $     7,274
                                                         ===========      ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
         ENDED SEPTEMBER 30, 2004 & 2003 AND THE CUMULATIVE PERIOD FROM
             DECEMBER 7, 1983 (INCEPTION) THROUGH SEPTEMBER 30, 2004
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                 12/07/1983 (Inception)
                                                            2004          2003*     Through 9/30/2004
                                                         ----------     ----------     ----------
Supplemental Disclosures:
  Interest paid                                          $    2,518     $       --     $    3,138

  Taxes paid                                                     --             --             --

 Non-cash investing and financing activities:
      Issuance of stock for fees                            200,000             --        200,000
      Acquisition of Kryptosima for stock and
             assumption of liabilities, assets (net)             --        542,000        542,000
      Assets acquired for stock                                  --             --      1,315,013
                                                         ========================================

*Restated, see Note V

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


NOTE I - MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with the Form 10-QSB instructions and contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Instapay Systems, Inc. (InstaPay) as of September 30, 2004; and the results of operations and cash flows for the three and nine month periods ended September 30 2004 and 2003 in conformity with accounting principles generally accepted in the United States. These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission and should be read in conjunction with this Quarterly Report on Form 10-QSB. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2004. Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

NOTE II - BASIS OF PRESENTATION

InstaPay's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

Instapay, since its inception, has sustained continued losses and its liabilities significantly exceed its assets. During 2003 the Company acquired Kryptosima LLC, an entity with significant assets that could generate revenue. However, as of September 30, 2004, the Company had limited revenues and cash. As such there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainty of discontinuing operations.

During the first quarter of 2004, InstaPay reached an agreement with Cornell Capital Partners, LP that the Company believes will provide sufficient working capital for the Company to develop its business plans. However, there can be no assurances that InstaPay will be successful in any of its endeavors or will become financially viable.

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                                   (CONTINUED)

NOTE III: DEFERRED COSTS

Legal and commitment fees incurred in connection with the convertible debenture have been capitalized and are being amortized over the life of the debenture which is three years.

NOTE IV: STOCK OPTIONS

No stock options were granted or exercised during the quarter ending September 30, 2004, the period being reported on, or during the nine months ended September 30, 2004.

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company' net loss and loss per share would be the pro forma amounts indicated below for the nine months ended September 30, 2004 and 2003:

                                              September 30, 2004  September 30, 2003
                                              ------------------  ------------------
Net loss attributable to common
   shareholders, as reported                       $(481,333)         $(728,012)
Stock compensation calculated under APB25                 --                 --
Stock compensation calculated under SFAS 123        (319,790)          (267,609)
                                                   ---------          ---------
Pro forma net loss attributable to
common shareholders                                $(801,123)         $(995,621)
                                                   =========          =========

Net loss per share available to common
shareholders - basic and diluted

As reported                                        $    (.02)         $    (.02)

Pro forma                                          $    (.03)         $    (.03)

                      INSTAPAY SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMER 30, 2004
                                   (UNAUDITED)
                                   (CONTINUED)


NOTE V - RESTATEMENT

Instapay has made certain adjustments to the accounting for the acquisition of Kryptosima and for the accrual of directors' fees which have been reflected in the December 31, 2003 Form 10-KSB and which resulted in restatement of the previously filed Form 10-QSB for the period ended September 30, 2003. The effects of the adjustments are as follows:

                                                    As Previously
                                                       Stated         As Restated
                                                    -------------     -----------
Cash                                                 $     7,845      $    10,857
Software costs                                                --          542,000
Accounts payable and accrued liabilities                 718,303          723,742
Additional paid-in capital                             3,137,986        2,017,986
Deficit accumulated during the development stage      (4,179,924)      (2,520,351)
Expenses                                                 675,585          734,649
Net loss                                              (2,387,585)        (728,012)
Net loss per share, basic and diluted                       (.08)            (.02)

NOTE VI - AGREEMENT WITH CORNELL CAPITAL /CONVERTIBLE DEBENTURE

On March 17, 2004, the Company executed agreements with Cornell Capital Partners, LP ("Cornell"), which the Company believes will provide sufficient working capital to pursue its business plan. Under the agreements, Cornell has provided bridge financing in the form of a convertible debenture ("CD"), and will provide long-term financing under a standby equity distribution agreement ("SEDA"). Under the SEDA, InstaPay can put shares to Cornell up to a total of $5,000,000 over a 2-year period, subject to a weekly limit of $70,000. Each advance requires a 5% commitment fee be paid to Cornell. The timing and amount of these transactions is at InstaPay's discretion. For each transaction, the shares will be valued according to an average price for the 5 days following notice to Cornell. Under the terms of the CD, Cornell has provided a total of $350,000 in funding in three rounds ($150,000, $100,000, and $100,000). The CD has a due date of March 17, 2007 and accrues interest at the rate of 5% per year. No principal and interest payments are due until the due date. Each round of funding requires a commitment fee of 10% of the amount advanced. The CD is convertible, at the holder's option, into shares of Instapay's common stock at the price per share equal to the lesser of (a) an amount equal to 120% of the closing bid price as of the date of the agreement, or (b) an amount equal to 80% of the lowest closing bid price for the five trading days immediately preceding the conversion date.

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                                   (CONTINUED)


NOTE VI - AGREEMENT WITH CORNELL CAPITAL (CONTINUED)

Instapay has the right to redeem a portion or all of the outstanding convertible debenture. The redemption price shall be 120% of the amount redeemed plus accrued interest. In the event of redemption, the holder of the debenture shall receive a warrant to purchase 50,000 shares of Instapay common stock for each $100,000 redeemed, prorata. The warrants shall be exercisable on a cash basis and have an exercise price of 120% of the closing bid price on the closing date. The warrants shall have piggy-back registration rights and shall survive for 2 years from the closing date.

On March 24, 2004, a certificate for 1,520,000 shares of restricted common stock was issued to Cornell in payment of a commitment fee required by the above-referenced agreements. These shares were issued based on the closing price of the stock on March 17, 2004 or $.125 per share for a total fee of $190,000. This fee is included as a reduction of equity as of March 31, 2004.

The Company received the first round of $150,000 under the debenture on March 18, 2004. As outlined above, the note-holder has a right to convert this debt to equity. In cases where the exercise of conversion rights could result in a note-holder receiving shares at a conversion price less than the current fair market value of the shares, EITF 98-5 requires that the company immediately recognize an expense (a beneficial conversion feature) representing the difference between the conversion price and the market price, even if no such conversion has occurred. In accordance with EITF 98-5, a beneficial conversion feature with a value of $37,500 was recognized related to this $150,000 funding. The discount of $37,500 will be amortized over the life of the debenture.

The company received the second round of funding under the debenture ($100,000) on June 11, 2004, upon filing an SB-2 registration statement with the SEC per the agreement. In accordance with EITF 98-5, a beneficial conversion feature with a value of $100,000 was recognized related to this $100,000 funding. The discount of $100,000 will be amortized over the life of the debenture.

On August 11, 2004, the company received the third and final round of funding under the debenture ($100,000). In accordance with EITF 98-5, a beneficial conversion feature with a value of $33,333 was recognized related to this $100,000 funding. The discount of $33,333 will be amortized over the life of the debenture. For the quarter and nine months ended September 30, 2004, amortization of the beneficial conversion discount amounted to $12,216 and $15,341 respectively.

None of the note balance under this debenture agreement has been converted into common stock as of September 30, 2004.

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                                   (CONTINUED)


NOTE VII - RELATED PARTY TRANSACTIONS

During the quarter and nine months ended September 30, 2004, InstaPay accrued $35,000 and $105,000, respectively, based on a board-approved payment of $5,000 per director per quarter served. Additionally, each director is entitled to a $250 fee plus reasonable travel expenses for each board meeting attended. The directors' quarterly fees are to be paid by the issuance of restricted shares of InstaPay's common stock at the respective quarter's average trading price per share. The $250 fee per board meeting and travel expenses are to be paid in cash. Additionally, each Director will be issued at the end of each year of service non-statutory stock options exercisable at the fair value of the common stock. The currently contemplated number of such options to be issued annually is derived by dividing $25,000 by the fair value of the underlying common stock at the time of grant.

During September, 2004, InstaPay issued 413,529 restricted shares of common stock to current and former directors for services rendered from January 1, 2003 through June 30, 2004 totaling $200,000. These shares were issued as payment for a board-approved quarterly fee of $5,000 per director and calculated based on the quarterly average price per share for each quarter of service.

Also during September, 2004, InstaPay issued 594,668 restricted shares of common stock to certain officers and shareholders for current and past services rendered to InstaPay in the amount of $178,450. These shares were issued at an agreed upon price of $.30 per share, well above the then current market price per share of $.15 per share.

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

PURCHASE AGREEMENT

During 2003, InstaPay's Kryptosima subsidiary signed an agreement with a vendor ("Inventech") to have "PIN pads" designed and built to the Company's specifications. PIN pads are small electronic devices for reading magnetic stripe cards and encrypting data that can be used in the Company's business to enable ATM card transactions in homes and in retail locations. Per this agreement, the Company is obligated to purchase 50 evaluation samples and two thousand production units from Inventech, at a total purchase cost of $102,500. During the quarter ending March 31, 2004, fifteen evaluation samples were received and successfully tested, and a total of $39,750 was paid to Inventech for the evaluation units already delivered, and as a deposit against additional evaluation units delivered in April and production units to

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                                   (CONTINUED)

NOTE VIII - COMMITMENTS AND CONTINGENCIES (CONTINUED)

be delivered later. During the quarter ended June 30, 2004, the balance of the 50 evaluation units were received and paid for. All of these units were used as lab samples or distributed to customers during the quarter, resulting in zero inventory on hand as of June 30, 2004. During the quarter ended September 30, 2004, the company received and paid the balance due on the first 575 production units of the 2,000 production commitment. Of these, 81 units were used during the quarter, leaving an ending inventory of 494. Of the 81 used, 70 were sold, and 11 were used as sample units in the company's sales efforts. Additionally, InstaPay paid Inventech $30,000 as a deposit against future production.

OBLIGATIONS UNDER CAPITALIZED LEASES

During 2003, InstaPay acquired certain equipment under a capital lease, which is secured by the related asset. As of September 30, 2004, the capital lease obligation has been recorded as equipment with a cost totaling $ 25,400 and accumulated depreciation of $ 5,080.

Future minimum rental payments under the capital lease and the net present value of future lease payments at September 30, 2004 are as follows:

 Year ending Dec 31,                    Amount
 -------------------                    ------
     2004                              $  1,400
     2005                                 8,403
     2006                                 8,403
     2007                                 6,303
                                       --------
Total minimum lease payments             24,509

Less: Amount representing Interest       (4,803)
                                       --------

Present value of future minimum
Lease payments                           19,706

Less:  Current portion                   (5,806)
                                       --------
                                       $ 13,900
                                       ========

                      INSTAPAY SYSTEMS, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                                   (CONTINUED)


NOTE IX - SUBSEQUENT EVENTS

On October 19, 2004, the company received notice that it's US Patent will be allowed.

On October 26, 2004, InstaPay executed a promissory note with Cornell Capital Partners which provided the company with $200,000 of funding to be repaid by draws against the SEDA, as more fully described in Note VI above, after the company's registration statement becomes effective. The note bears interest at the rate of 12% and is payable on the earlier of one hundred eighty days from the date of the note or within 60 days from the date that InstaPay's registration statement becomes effective.

                              INSTAPAY SYSTEMS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2004


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

InstaPay Systems, Inc. ("InstaPay") has effectively been a development stage enterprise since its inception in 1983. InstaPay generated no revenue in 2002 and minimal revenue in 2003.

During the quarter ended September 30, 2004, InstaPay continued to focus its primary efforts on developing the Kryptosima business opportunity. InstaPay believes payENKRYPT is the first and so far only service approved and in production that enables web merchants to accept ATM Card payments. InstaPay charges merchants a fee per transaction for the service. Because ATM card payments offer merchants lower fees and less risk than credit card transactions, the Company is optimistic that the service will be marketed successfully to a broad range of eCommerce merchants, including target markets such as on-line brokerages that can not accept credit cards and therefore have no other method for on-line real-time payments. Other target markets include airlines, and upscale retailers selling online, and companies issuing prepaid cards that could be reloaded online.

In order to make a purchase using an ATM card, a consumer must slide their card and enter their PIN number using a secure device called a "PIN pad". PIN pads provide encryption that ensures that consumer info is safe for transmission. The company achieved an important milestone during the quarter when it received the first 575 production units of its low cost PIN pad, and shipped 70 of these to its first active customer. While this customer is still in the initial stages of implementation and not yet generating significant revenue, live transaction volume is occurring that validates the company's technology.

Just days after the end of the quarter, the company achieved another milestone when it announced on October 19, 2004, that it had received notice that it's US Patent will be allowed. The company hopes that this patent will protect its market position, and may generate other revenue opportunities if the company finds other companies infringing on its patent and can demand license fees from them.

During the quarter ended September 30, 2004, InstaPay also pursued discussions with potential acquisition candidates that might offer synergies with its Kryptosima business unit. These discussions are consistent with InstaPay's previously stated goal of seeking additional acquisitions that might add value for shareholders. These discussions are preliminary and may not result in any definitive agreement(s).

During the three and nine month periods ended September 30, 2004 and 2003, Instapay's operating activity consisted of expenses related to the continued development of InstaPay's payENKRYPT service and certain legal, accounting, and administrative activities.

During the three months ended September 30, 2004, the expenses charged to operations of $158,973 consisted of operational expenses for cost of pin pads, telecommunications, network fees, and software enhancements and continued testing in the amount of $23,172; directors' fees of $35,000; legal and accounting of $20,923; interest, depreciation and amortization of $22,686; and general and administrative expenses of $57,192; These expenses represent a decrease of $28,326 or 15.1% versus the expenses of $187,299 charged to operations for the three months ended September 30, 2003. The expenses for the third quarter 2003 consisted of operational expenses of $29,601; directors' fees of $38,000; one-time

                              INSTAPAY SYSTEMS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2004


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


marketing/public relations fees of $28,002; legal and accounting of $12,699; and general and administrative expenses of $78,997.

During the nine months ended September 30, 2004, the expenses charged to operations of $487,257 consisted of operational expenses for cost of pin pads, telecommunications, network fees, and software enhancement and testing in the amount of $95,729; directors' fees of $105,000; legal and accounting fees of $114,197 for the annual audit, quarterly reviews, and miscellaneous other legal issues; amortization, depreciation and interest expense of $38,553; general and administrative expenses of $133,778; representing a decrease of $247,392 or 33.7% versus the expenses of $734,649 charged to operations for the nine months ended September 30, 2003. The expenses for the nine months ended September 30, 2003 consisted of operational expenses of $99,685; directors' fees of $98,000; legal and accounting expenses of $63,408; and general and administrative expenses of $154,756. There were also some one-time, non-recurring marketing and public relations expenses of $268,800 which were paid through the issuance of common stock to promote and support the Company in the marketplace and a one-time, non-recurring expense of $50,000 related to an abandoned license agreement.

LIQUIDITY: As InstaPay introduces its payENKRYPT service, it is anticipated that additional working capital will be required to fund operations until breakeven is reached. InstaPay's officers and directors believe that the agreements reached with Cornell Capital Partners in March 2004 will provide sufficient working capital for the Company to implement its plans. However, then can be no assurance that these arrangements will be sufficient. See Note VI and Note IX for additional discussion of the Cornell agreements.

                              INSTAPAY SYSTEMS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2004


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

                              INSTAPAY SYSTEMS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2004


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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the three months ended September 30, 2004, the Company issued shares of common stock for several purposes.

- 80,000 shares were issued to Newbridge Securities as payment of a 1-time fee due per the agreements with Cornell Capital.

- 594,668 shares were issued to 7 current and former InstaPay staff as payment for $178,400 in past-due compensation.

- 413,529 shares were issued to current and former board members in payment of all directors fees accrued for 2003 and the first two quarters of 2004.

                              INSTAPAY SYSTEMS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2004


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


31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                          ***SIGNATURE PAGE FOLLOWS***

                              INSTAPAY SYSTEMS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2004


                                   SIGNATURES
                                   ----------


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorize InstaPay Systems Inc.REGISTRANT


By: /S/
   ---------------------------------------------------------------------
            Harry Hargens, President


By: /S/
    --------------------------------------------------------------------
            Aubrye A. Harris, Director


By: /S/
   ---------------------------------------------------------------------
            Frank De Santis, Director


By: /S/
   ---------------------------------------------------------------------
            Song Liping, Director


By: /S/
   ---------------------------------------------------------------------
            R. B. Harris, Director


By: /S/
   ---------------------------------------------------------------------
            Gregory Lewis, Director


By: /S/
   ---------------------------------------------------------------------
            Thomas Tesmer, Director


Dated: November 15, 2004